Form 10QSB
period 2003-08-31
CALAIS RESOURCES INC
filed 2003-12-29
CIK 1044650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 31, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

For the transition period from to

                         Commission file number: 0-29392

CALAIS RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

British Columbia (State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

8400 East Crescent Parkway, Suite 675
Greenwood Village, CO 80111

(Address of principal executive offices)

(720) 529-9500

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, was 19,677,703 at December 15, 2003.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

Part I: Financial Information
Item 1: Interim Consolidated Financial Statements
Interim Consolidated Balance Sheet
Interim Consolidated Statements of Operations and Deficit
Interim Consolidated Statements of Cash Flows
Notes to Interim Consolidated Financial Statements
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Controls and Procedures
PART II OTHER INFORMATION
Item 2: Changes in Securities and Small Business Issuer Purchases of Equity Securities
Item 6: Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-31 Certification Section 302
EX-32 Certification Section 1350

Calais Resources, Inc.

FORM 10-QSB

Part I: Financial Information
Item 1:	Interim Financial Statements
Interim Consolidated Balance Sheet as of August 31, 2003 (unaudited)
Interim Consolidated Statements of Operations and Deficit for the Three Months Ended August 31, 2003 and 2002 (unaudited)
Interim Consolidated Statements of Cash Flows for the Three Months Ended August 31, 2003 and 2002 (unaudited)
Notes to Interim Consolidated Financial Statements (unaudited)
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3:	Controls and Procedures
Part II: Other Information
Item 2:	Changes in Securities and Use of Proceeds
Item 6:	Exhibits and Reports on Form 8-K
Signatures

Part I: Financial Information

     In this quarterly report, all references to $ or Cdn$ in the Condensed Financial Statements and elsewhere herein are references to Canadian dollars, the principal currency in which our financial statements are maintained. References to US$ are references to United States dollars. The Government of Canada permits a floating exchange rate to determine the value of the Canadian Dollar against the U.S. Dollar (US$).

     Our annual report on Form 20-F for the year ended May 31, 2003, contains a significant amount of information regarding the conversion between Cdn$ and US$ at Item 3.A(3).

     The following table sets forth the range of high and low rates of exchange for the Canadian Dollar to the U.S. Dollar for each month in the last six months ended November 30, 2003.

     For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to buy one U.S. Dollar. The average rate means the average of the exchange rates on the last day of each month during the period. The rate of exchange on October 31, 2003 was Cdn$1.35, meaning that at that date Cdn$1.35 would purchase US$1.00, or US$.741 would purchase Cdn$1.00.

Month ended	High	Low

October 31, 2003	$1.35	$1.30
September 30, 2003	$1.38	$1.33
August 31, 2003	$1.41	$1.38
July 31, 2003	$1.41	$1.33
June 30, 2003	$1.38	$1.33
May 31, 2003	$1.44	$1.34

Item 1: Interim Consolidated Financial Statements

Interim Consolidated Financial Statements of

CALAIS RESOURCES INC.

Three months ended August 31, 2003 (Unaudited)

CALAIS RESOURCES INC.
Interim Consolidated Balance Sheet
(Expressed in Canadian Dollars)

August 31, 2003 and May 31, 2003

	August 31,	May 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,485,296	$—
Accounts receivable, net of allowance for doubtful accounts of $nil	3,099	—
Deferred and prepaid financing fees (Note 3)	1,675,312	—
Inventory	283,301	283,301

	3,447,008	283,301
Deferred and prepaid financing fees (Note 3)	6,013,811	—
Mineral properties (Note 4)	13,496,707	13,206,552
Capital assets	99,807	94,846

	$23,057,333	$13,584,699

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$—	$7,586
Accounts payable and accrued liabilities	273,175	974,816
Advances from shareholder	342,746	697,573
Current portion of bank loans (Note 5)	—	1,642,200
Note payable	—	95,795

	615,921	3,417,970
Bank loans (Note 5)	6,366,461	—
Debentures (Note 6)	4,610,092	4,624,916
Shareholders’ equity:
Capital stock (Note 7)	29,893,007	23,457,480
Deficit	(18,428,148)	(17,915,667)

	11,464,859	5,541,813

	$23,057,333	$13,584,699

Approved by the Directors:

/s/ Art Daher_______________ Director

/s/ Thomas Hendricks, _______ Director

CALAIS RESOURCES INC.
Interim Consolidated Statements of Operations and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

	Three months	Three months
	ended	ended
	August 31	August 31
	2003	2002

Revenue	$—	$—
Expenses (income):
Accounting	7,222	426
Advertising	5,994	273
Amortization	6,344	—
Bank charges and interest	400,802	63,848
Filing fees	2,419	—
Foreign exchange loss (gain)	41,858	(986)
Freight and postage	1,073	1,222
Gain on settlement of debt	(23,689)	—
Insurance and licenses	2,839	394
Office and miscellaneous	4,242	85
Professional fees	52,369	15,523
Public relations	278	172
Telephone and utilities	7,568	6,606
Transfer agent fees	3,414	1,189

	512,733	88,752

Loss before the undernoted	(512,733)	(88,752)
Other income:
Miscellaneous	252	843

Net loss for the period	(512,481)	(87,909)
Deficit, beginning of period	(17,915,667)	(17,323,808)

Deficit, end of period	$(18,428,148)	$(17,411,717)

Net loss per share, basic and diluted	$(0.04)	$(0.01)

Weighted average common shares, basic and diluted	11,909,724	10,774,218

CALAIS RESOURCES INC.
Interim Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

	Three months	Three months
	ended	ended
	August 31	August 31
	2003	2002

Cash flows provided by (used in):
Operations:
Loss for the period	$(512,481)	$(87,909)
Items not involving cash:
Accretion interest expense	13,090	12,945
Amortization	6,344	—
Amortization of deferred and prepaid financing fees	339,271	—
Gain on settlement of debt	(23,689)	—
Loss on settlement of accounts payable and accrued liabilities with issuance of shares	—	1,911
Foreign exchange loss (gain)	41,858	(986)
Change in non-cash operating working capital:
Restricted cash	—	67,415
Accounts receivable	(3,099)	—
Prepaids	—	(120)
Accounts payable and accrued liabilities	(719,810)	87,922
Note payable	(95,795)	—

	(954,311)	81,178
Financing:
Repayment of bank loans	(1,642,200)	(53,140)
Bank loan proceeds	4,618,309	—
Advances from (to) shareholders	(354,827)	60,071
Debentures	(27,914)	—
Issue of capital stock	155,285	—

	2,748,653	6,931
Investing:
Mineral properties	(290,155)	(63,422)
Net additions to capital assets	(11,305)	—

	(301,460)	(63,422)

Increase in cash	1,492,882	24,687
Bank overdraft, beginning of period	(7,586)	(9,399)

Cash, end of period	$1,485,296	$15,288

Supplementary cash flow information
Interest paid	$61,351	$49,547

Income taxes paid	—	—

Non-cash transaction
Common shares issued for financing fee	6,280,242	—

CALAIS RESOURCES INC.
Notes to Interim Consolidated Financial Statements
Expressed in Canadian Dollars
Three months ended August 31, 2003
(Unaudited)

1.	General and future operations:

Calais Resources Inc. (the “Company”) was incorporated under the laws of the Province of British Columbia on December 30, 1986. The Company is currently in the process of exploring and developing various mineral properties to determine whether these properties contain ore reserves that are economically recoverable. The recoverability of the amounts shown for the mineral properties and related deferred costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their development and upon future profitable production.

These interim consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is doubt about the appropriateness of the use of the going concern assumption because the Company has experienced losses and negative cash flow from operations over a number of years and the Company has significant immediate commitments to spend funds on exploration (see Note 4(c)).

The Company is actively pursuing various additional options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No agreements with potential lenders or investors have been reached yet and there can be no assurance that such agreements will be reached.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond August 31, 2004.

The financial statements do not reflect adjustments that would be necessary if the “going concern” assumption were not appropriate. If the “going concern” basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

2.	Significant accounting policies:

(a)	Basis of consolidation:

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Calais International Inc., Calais Resources Nevada Inc., and Calais Resources Colorado Inc. All material inter-company transactions and balances have been eliminated.

(b)	Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 20-F in conjunction herewith. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ended May 31, 2004.

(c)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant areas requiring the use of management estimates relate to the determination of the net recoverable value of assets, including inventory obsolescence provisions, asset impairment and provisions for contingencies. Actual results could differ from those estimates.

(d)	Cash equivalents:

Cash equivalents consist of short-term deposits with terms to maturity of ninety days or less when acquired.

(e)	Financial instruments:

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued liabilities, note payable, bank loans, debentures and advances from shareholders. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments except for foreign exchange risk on its bank loans (Note 6). The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

(f)	Mineral properties:

The Company is engaged in the acquisition, exploration and development of mineral properties. All acquisition, exploration and related direct overhead expenditures are deferred and will be depleted over the estimated life of the property. The estimated life of a property depends on whether the property contains economically recoverable reserves that can be brought into production. The costs relating to a property abandoned are written off when the decision to abandon is made. The total amount recorded for mineral properties and deferred exploration expenditures represents costs incurred to date and does not reflect present or future values. Proceeds from disposition of mineral properties are normally credited to the capitalized costs with no gain or loss being recognized unless the sale is significant to the capitalized property costs. For such significant dispositions, a gain or loss would be recognized.

(g)	Foreign currency:

Monetary items denominated in foreign currency are translated to Canadian dollars at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

(h)	Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. As the Company has a net loss in the periods ending August 31, 2003 and 2002, basic and diluted net loss per share are the same.

(i)	Stock-based compensation:

The Company has no formal stock-based compensation plans. Prior to June 1, 2002 the Company applied the settlement method for all stock-based compensation awards. Under the settlement method, no compensation expense is recognized for these plans when stock or stock options are issued to employees. Consideration paid by employees on the exercise of stock options is credited to common shares. For consideration paid to an employee for the repurchase of stock options, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to retained earnings.

Effective June 1, 2002, the Company adopted new CICA section 3870, “Stock-Based Compensation and Other Stock-Based Payments”. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires the fair value based method of account for certain, but not all, stock based transactions. The standard permits, and the Company has elected, for stock option grants to employees and directors to continue to be accounted for using the settlement method.

The fair value of options granted to employees in the three months ended August 31, 2003 was $1.17 (three months ended August 31, 2002 – nil) per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:

	Three months	Three months
	ended	ended
	August 31, 2003	August 31, 2002

Net loss, as reported	$(512,481)	$(87,909)
Add:
Stock based compensation expenses included in net loss, net of related tax effects	—	—
Deduct:
Total stock based compensation expense determined under fair value based method for all awards, net of tax	(1,288,200)	—

Pro forma loss	$(1,800,681)	$(87,909)

Pro forma loss per share, basic and diluted	$(0.15)	$(0.01)

Stock based compensation is calculated based upon the following weighted average assumptions:

	Three months	Three months
	ended	ended
	August 31, 2003	August 31, 2002

Expected life of options	4.7 years	—
Expected stock price volatility	298%	—
Expected dividend yield	0%	—
Risk free interest rate	4.83%	—

3.	Deferred and prepaid financing fees

	August 31, 2003	May 31, 2003
	(Unaudited)
Deferred and prepaid financing fees consist of the following:
Deferred financing fee	$6,280,242	$—
Prepaid interest (Note 5(b))	1,748,152	—

	8,028,394	—

Less: Accumulated amortization	(339,271)	—

	7,689,123	—
Less: Current portion	(1,675,312)	—

	$(6,013,811)	$—

Deferred and prepaid financing fees is being amortized on a straight line basis over two years, the term of the related debt.

4.	Mineral Properties

	August 31, 2003	May 31, 2003
	(Unaudited)
Nevada U.S.A.	$3,526,580	$3,449,004
Colorado, U.S.A.	9,672,179	9,466,230
Panama, Central America	297,948	291,318

	$13,496,707	$13,206,552

Title to mining properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mining properties. The Company has investigated title to all of its mineral properties and, to the best of its knowledge, title to all of its properties are in good standing, except for the Nevada properties as described below. All of the properties in which the Company has committed to earn an interest are located outside Canada. The Company is therefore relying on title opinions by legal counsel who are basing such opinions on the laws of the respective country.

(a)	Nevada, U.S.A.:

In December 1994, the Company acquired a 51% interest in certain patented and unpatented claims located in Nevada from a company controlled by directors for $1,176,000 US plus a 5% net smelter royalty. The Company can also acquire a 100% interest in a further 89 claims in this property under this agreement.

The Company entered into an agreement and settlement dated September 7, 2000 with Nevada Manhattan Mining Incorporated to settle and purchase Nevada Manhattan Mining Incorporated’s 24.5% interest in the property. The Company agreed and has made the four annual payments of US $75,000 each for a total of US $300,000 under this agreement. During the term of the agreement the Company has agreed to pay Nevada Manhattan Mining Incorporated a 2% net smelter return royalty.The Company can purchase the entire Nevada Manhattan Mining Incorporated interest and royalty at any time over a thirty-year period for US $7,500,000, which would include production royalties.

The Company also holds a 100% interest in 42 unpatented claims in the Manhattan Mining district by staking.

The Company is in the process of investigating its’ title to the above properties. After a preliminary review of the title information, it appears that title of the above claims are owned by companies controlled by directors of the Company or other individuals, although it appears that, based on agreements these titles should be conveyed to the Company. The Company has commenced discussions in an effort to resolve the situation, the results of which are undeterminable at this time. Adjustments, if any, to the properties will be recorded when title to the properties have been resolved.

(b)	Colorado, U.S.A.:

Included in the Colorado properties is a 100% working interest in the Consolidated Caribou-Cross-Comstock-Panadora district mine area which the Company acquired in 1997 for US $4,000,000 in stock, cash and final property payments. After acquisition of 100% working interest the seller retains a 2% net smelter royalty interest in the property. The Company has the right to buy back half of the net smelter royalty (1%) for US $750,000. During 2000, the Company acquired 100% ownership of 10 patented claims that are continuations of the historic Boulder County and Cardinal vein systems. The Colorado properties contain a well-documented mineral resource of 424,500 ounces of gold and 11,725,000 ounces of silver.

(c)	Panama, Central America:

The Company owns hard rock mining concessions to 61,000 acres (24,686 hectares) in the eastern Veraguas District of Panama in Central America. The acquisition was made through a five-year agreement with Panama Mining of Golden Cycle Incorporated, the seller. The Company issued 100,000 shares of stock to the seller. The Company is obligated to pay the seller a 2% net smelter return on any hard rock mineral production. The Company can purchase the concessions from the seller at any time up to August 31, 2004 for US $2,500,000 (the “early purchase”). Upon completion of the early purchase the 2% net smelter return is reduced to 0.5%. The Company is obligated to pay the annual taxes and holding fees.

The Company is also obligated to pay the seller a 6% gross royalty (“GSR”) on all placer gold mining production to a maximum GSR fee of US $5,000,000. Upon the total payment under the GSR reaching US $5,000,000, the GSR percentage is reduced to 1% for the balance of the life of placer production.

The Company acquired additional hard rock mining concessions of 13,590 acres (5,500 hectares) in the above-mentioned location in 2003. The acquisition was made through a new ten-year agreement with the seller, which replaces or amends the above-mentioned five-year agreement. Under this new agreement, the Company issued an additional 100,000 shares of stock, paid US $10,000 in cash and assumed US $15,750 of payables from the seller. The Company is also required to spend US $500,000 on exploration by February 28, 2004, under the terms of this new agreement.

The company has spent approximately US $100,000 on this project under the terms of the new agreement.

5.	Bank loans:

The loan balances are as follows:

	August 31	May 31
	2003	2003

	(Unaudited)
Peak National Bank, US $1,200,000 loan	$—	$1,642,200
Broadway Mortgage LLC, US $4,500,000 mortgage	6,366,461	—

	6,366,461	1,642,200
Less: current portion	—	(1,642,200)

	$6,366,461	$—

(a)	Peak National Bank:

Loan payable with interest only payments at 10.5% per annum. Principal of US $1,200,000 due in full on December 16, 2002; secured by deed of trust over mineral properties. At May 31, 2003 the Company was in default with respect to this loan and, as a result, the interest rate on the loan was increased to 24% per annum.

During the period the Company reached an agreement with the bank, and paid all arrears interest and a US $120,000 principal repayment. As a result of this agreement the due date of the loan was extended to December 16, 2003 and the interest rate reduced to 10.5% from 24%.

During August 2003, the balance outstanding on the loan of US $1,080,000 plus accrued interest was repaid in full.

(b)	Broadway Mortgage LLC:

In August 2003, the Company obtained US $4,500,000 in financing by way of a first mortgage on the Colorado, U.S.A. mineral properties. The total amount includes two years prepaid interest at a rate of 12.9% per annum or approximately US $1,161,000 providing net cash funding to the Company of approximately US $3,339,000.

The net cash proceeds of US $3,339,000 were used as follows:

Repayment of remaining bank loan (Note 5(a))	$US	1,080,000
Repayment of interim mortgage (Note 8)		588,000
Repayment of trade payables		700,000
Working capital		876,000
Financing costs		95,000

	$US	3,339,000

As consideration for this financing, the Company also issued 8,181,818 shares of stock valued at the fair value of common shares on the date of agreement requiring the issuance of vested common shares of US $0.55 per share for a total financing fee of US $4,500,000 (or $6,280,242). 1,500,000 of these shares are to be placed in escrow by the lender and are to be used to satisfy the debt if and when the Company’s average share price reaches US $3.00 per share. The loan, if not repaid from the sale of escrowed shares, is due in full on July 31, 2005.

6.	Debentures:

	August 31	May 31
	2003	2003

	(Unaudited)
Debentures payable, without interest, due May 2011, convertible to common shares at an conversion price of $1.23 per share at holders discretion; unsecured	$5,069,191	$5,097,105
Less: Cumulative accretion remaining	(459,099)	(472,189)

	$4,610,092	$4,624,916

Accretion expense to the face value of the debt of $13,090 (August 31, 2002 — $12,945) has been included in interest and bank charges for the period.

All debentures are held by companies or persons related to a shareholder and director. It is not practicable to determine the fair value of the debentures and advances from shareholders due to their related party nature and the absence of a secondary market for such instruments.

7.	Share capital:

(a)	Authorized: 100,000,000 Common shares without par value

(b)	Issued and outstanding shares:

	Number
	of shares	Amount

Balance, May 31, 2003	11,193,385	$23,457,480
Issued on exercise of warrants	62,500	69,785
Issued on exercise of options	190,000	85,500
Issued for financing fee (Note 4(b))	8,181,818	6,280,242

Balance, August 31, 2003	19,627,703	$29,893,007

Included in issued and outstanding capital stock are 150,000 contingently cancelable shares that are held in escrow and may not be traded without regulatory approval and 1,500,000 shares held in escrow to repay bank loans (Note 5(b)).

(c)	Stock options:

		Weighted average
		exercise price
Date	Number	per share

Issued and outstanding, May 31, 2003	981,500	$CDN	0.54
Exercised in the period	(190,000)	CDN	(0.45)
Expired in the period	(60,000)	CDN	(0.77)
Issued in the period
- to a director	100,000	$US	0.32
- to an employee	500,000	$US	3.00
- to an employee	500,000	$US	5.00

Balance, August 31, 2003	1,831,500	$CDN	3.27

Options outstanding at August 31, 2003 are as follows:

		Exercise			Weighted
		price			average
	Number	per share		Expiry date	remaining life

Director and employee options	499,000	$CDN	0.45	October 2003	0.2years
Director options	82,500	$CDN	1.26	November 2004	1.3years
Director and employee options	150,000	$CDN	0.45	August 2005	2.0years
Director options	100,000	$US	0.32	August 2008	4.9years
Employee options	500,000	$US	3.00	August 2013	9.9years
Employee options	500,000	$US	5.00	August 2013	9.9years

	1,831,500				5.8years

All outstanding options are exercisable when issued.

(d)	Warrants:

		Weighted average
		exercise price
	Number	per share

Issued and outstanding, May 31, 2003	548,803	US $0.81
Exercised in the period	(62,500)	US $0.80

Balance, August 31, 2003	486,303	US $0.81

Warrants outstanding at August 31, 2003 are as follows:

	Exercise		Weighted
	price per	Expiry	average
Number	warrant	date	remaining life

486,303	US $0.81	October 2004	1.2 years

8.	Related party transactions:

The Company paid a director $nil (August 31, 2002 -$3,000) for office rent.

This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the period a director obtained a personal mortgage in the amount of $587,680 and lent the funds to the company in order to assist the company to meet certain obligations (the “interim mortgage”). Prepaid interest and fees of US $87,680 were withheld, providing net cash funding of US $500,000 to the Company. The interim mortgage was repaid by the Company during the period upon receipt of the bank loan proceeds described in Note 5(b).

9.	Contingency:

The Company is negotiating with a shareholder and director of the Company for claims of past wages, salary remuneration and expenses in the approximate amount of US $544,700 ($745,400 Cdn). Included in advances from shareholders is $343,400 Cdn provided for this claim. The claim is under negotiation, the outcome of which is undeterminable. Accordingly, no additional provision has been recorded. Additional amounts, if any, will be recorded in the period the claim is settled.

10.	Reconciliation with United States Generally Accepted Accounting Principles:

Generally accepted accounting principles (“GAAP”) and practices in the United States of America (“U.S. GAAP”) differ in certain respects from Canadian GAAP. Differences which may materially affect these consolidated financial statements are:

(a)	Mineral property exploration and development expenditures:

Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the U.S. requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is measured, equal to the excess of the carrying amount over the fair value of the assets. United States Securities and Exchange Commission staff have indicated that their interpretation of SFAS 144 requires mineral property exploration and development costs to be expensed as incurred until commercially minable deposits are determined to exist within a particular property as cash flows cannot be reasonably estimated prior to such determination.

Accordingly, for all periods presented, the Company has expensed exploration and development costs incurred for U.S. GAAP purposes. Once proved and probable reserves are established, capitalization of related costs would commence. This is significantly different from the accounting policy under Canadian GAAP, as detailed in the mineral properties significant accounting policy note.

Under U.S. GAAP, additional exploration costs for mineral properties that would be written off are as follows:

	August 31	May 31
	2003	2003

	(Unaudited)
Mineral exploration and development costs	$290,155	$496,681

(b)	Stock-based compensation:

Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requires that stock-based compensation be accounted for based on a fair value methodology, although it allows the effects to be disclosed in the notes to the financial statements rather than in the statement of operations for employee awards. SFAS 123 allows an entity to continue to measure compensation costs for employee stock-based compensation plans using the intrinsic value based method of accounting as prescribed by APB Opinion No. 25 (“APB 25”) and related interpretations. The Company has elected to measure compensation cost for those employee plans using APB 25. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date of granting exceeds the exercise price. If the exercise price of a fixed option award is reduced, the award is accounted for as a variable award from the date of modification to the final measurement date upon which the award is exercised, is forfeited, or expires unexercised. Compensation cost is adjusted in subsequent periods up to the measurement date for changes in the quoted market price. The Company follows the settlement method under Canadian GAAP and as a result no compensation expense is recognized for employee awards.

Compensation expense (recovery) recognized for employee fixed and variable awards after applying the intrinsic value method and the fair value of non-employee awards for the period ended August 31, 2003 would be $1,150,835 (August 31, 2002 — $408,391) under U.S. GAAP.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted under US GAAP is as follows:

	Three months	Three months
	ended	ended
	August 31, 2003	August 31, 2002
Net loss under US GAAP	$(1,940,381)	$(546,777)
Add:
Stock based employee compensation expense included in net loss, net of related tax effects	1,150,835	408,391
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	(1,288,200)	—

Pro forma loss under US GAAP	$(2,077,746)	$(138,386)

Pro forma loss per share, basic and diluted	$(0.17)	$(0.01)

Stock based compensation is calculated based upon the following weighted average assumptions:

	Three months		Three months
	ended		ended
	August 31, 2003		August 31, 2002

Expected life of options	4.7	years	—
Expected stock price volatility	298%		—
Expected dividend yield	0%		—
Risk free interest rate	4.83%		—

(c)	The Company has 150,000 common shares held in escrow. The release of the shares is contingent on certain conditions. Compensation under U.S. GAAP, if any, is recognized when the contingency is resolved and the shares are released from escrow based upon value of the shares as they become releasable. As at August 31, 2003, no shares are releasable from escrow. No similar compensation expense would be recognized under Canadian GAAP. The Company has 1,500,000 common shares held in escrow related to the financing described in Note 5(b). The release of these shares will not result in compensation under US or Canadian GAAP.

Under Canadian and U.S. GAAP, the 150,000 escrowed shares have been excluded from the weighted average number of common shares outstanding for purposes of the loss per share calculation.

(d)	Fair value conversion option:

Under Canadian GAAP a fair value conversion option is recorded for all convertible debentures. Under U.S. GAAP, a beneficial conversion option is only recorded if the option is in the money at the date of the transaction. No beneficial conversion option exists with respect to the Company’s outstanding indebtedness at August 31, 2003.

(e)	Under Canadian GAAP, future tax assets and liabilities are recorded at substantially enacted tax rates. Under U.S. GAAP, deferred tax assets and liabilities are recorded at enacted tax rates. Recording Canadian deferred tax assets and liabilities at enacted tax rates would not change recorded net assets or shareholders’ equity under U.S. GAAP.

(f)	Under Canadian GAAP, accounting for asset retirement obligations is not effective until year ends commencing on or after January 1, 2004. Under US GAAP, accounting for asset retirement obligations became effective for the Company in the current period. The Company has determined that its financial statements are not materially impacted by adopting the standards for asset retirement obligations under US GAAP and there would be no material difference if Canadian GAAP was early adopted.

(g)	The following table presents the consolidated balance sheet, statement of operations and deficit, and cash flows under U.S. GAAP:

Balance Sheet

	August 31	May 31
	2003	2003

	(Unaudited)
Total assets under Canadian GAAP	$23,057,333	$13,584,699
Adjustments to mineral property exploration and development expenditures (a)	(13,496,707)	(13,206,552)

Total assets under U.S. GAAP	$9,560,626	$378,147

Total liabilities under Canadian GAAP	$11,592,474	$8,042,886
Canadian GAAP - fair value conversion option (d)	459,099	472,189

Total liabilities under U.S. GAAP	12,051,573	8,515,075

	August 31	May 31
	2003	2003

	(Unaudited)
Share capital, Canadian GAAP	29,893,007	23,457,480
Gain on sale of subsidiary	(430,000)	(430,000)
Stock-based compensation (b)	1,415,667	264,832
Fair value conversion option (d)	(575,173)	(575,173)

Share capital, U.S. GAAP	30,303,501	22,717,139
Accumulated deficit, U.S. GAAP	(32,794,448)	(30,854,067)

Shareholders’ deficiency, U.S. GAAP	(2,490,947)	(8,136,928)

Shareholders’ deficiency and liabilities under U.S. GAAP	$9,560,626	$378,147

Statement of Operations and Deficit

	Cumulative	Three months	Three months
	from inception	ended	ended
	to August 31,	August 31,	August 31
	2003	2003	2002

Net loss under Canadian GAAP	$(18,428,148)	$(512,481)	$(87,909)
Adjustments:
Mineral property exploration and development expenditures	(13,496,707)	(290,155)	(63,422)
Gain on sale of subsidiary	430,000	—	—
Stock-based compensation	(1,415,667)	(1,150,835)	(408,391)
Fair value conversion option	116,074	13,090	12,945

Net loss, being comprehensive loss, under U.S. GAAP	(32,794,448)	(1,940,381)	(546,777)
Accumulated opening deficit under U.S. GAAP	—	(30,854,067)	(29,861,471)

Ending deficit, U.S. GAAP	$(32,794,448)	$(32,794,448)	$(30,408,248)

Net loss per share, basic and diluted, U.S. GAAP		$(0.16)	$(0.05)

(g)	Statement of cash flows:

For Canadian GAAP, cash flows relating to mineral property exploration and development expenditures are reported as investing activities. For U.S. GAAP purposes, these costs would be characterized as operating activities. Under U.S. GAAP financing activities would include financing through the Company’s bank overdraft. Accordingly, the effect of these differences on the statements of cash flows are summarized as follows:

	Three	Three
	months	months
	ended	ended
	August 31	August 31
	2003	2002

Cash provided by (used in) operations under Canadian GAAP	$(954,311)	$81,178
Adjustment for mineral exploration costs	(290,155)	(63,422)

Cash provided by (used in) operations under U.S. GAAP	(1,244,466)	17,756

	Three	Three
	months	months
	ended	ended
	August 31	August 31
	2003	2002

Cash provided by (used in) investing activities under Canadian GAAP	(301,460)	(63,422)
Adjustment for mineral exploration costs	290,155	63,422

Cash provided by (used in) investing activities under U.S. GAAP	(11,305)	—
Financing activities under Canadian GAAP	2,748,653	6,931
Decrease in bank overdraft	(7,586)	(9,399)

Financing activities under U.S. GAAP	2,741,067	(2,468)

Increase in cash under Canadian GAAP	1,492,296	24,687
Additional bank overdraft repayment	(7,586)	(9,399)

Increase in cash under U.S. GAAP	1,485,296	15,288
Cash, beginning of period, U.S. GAAP	—	—

Cash, end of period, U.S. GAAP	$1,485,296	$15,288

(h)	Development stage enterprise:

The Company meets the definition of a Development stage enterprises under FAS No. 7. The following additional disclosures would be required under U.S. GAAP.

Consolidated statements of operations and deficit (U.S. GAAP)

Cumulative
from inception
Dec 30, 1986
to August 31, 2003

Operating, exploration and administrative expenses	$(24,750,233)
Loss on disposition of subsidiary	(12,107,072)
Other income	4,062,857

Net loss for the period since inception to August 31, 2003	$(32,794,448)

Consolidated statements of cash flows:

Cumulative
from inception
Dec 30, 1986
to August 31, 2003

Operating activities	$(11,430,431)
Financing activities	18,654,199
Investing activities	(5,738,472)

Net cash inflows from inception to August 31, 2003	$1,485,296

Additional shareholders’ equity disclosures required under FAS No. 7 would include:

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

Balance at inception	—	$—
Issued for cash:
December 1986	1	1
January 1987	80,000	100,000
April 1987	150,000	7,500
Net loss for the year under U.S. GAAP	—	—	$(108,647)

Balance, May 31, 1987	230,001	107,501	(108,647)
Issued for cash:
September 1987	11,600	14,500
March 1988	100,000	150,000
Net loss for the year under U.S. GAAP	—	—	(42,412)

Balance, May 31, 1988	341,601	272,001	(151,059)
Issued for cash:
August 1988	31,000	54,250
Issued upon exercise of warrants:
August 1988	20,000	40,000
March 1989	5,000	10,000
Net loss for the year under U.S. GAAP	—	—	(185,968)

Balance, May 31, 1989	397,601	376,251	(337,027)
Issued for cash:
July 1989	40,000	136,000
Issued upon exercise of options:
August 1989	20,000	75,000
Net loss for the year under U.S. GAAP	—	—	(54,515)

Balance, May 31, 1990	457,601	587,251	(391,542)
Acquisition of Cinsonix Limited:
July 1989	1,000,000	750,000
Issued for finder’s fee	30,000	90,000
Net loss for the year under U.S. GAAP	—	—	(1,179,904)

Balance, May 31, 1991	1,487,601	1,427,251	(1,571,446)
Issued for mineral properties:
April 1992	50,000	20,000
Net loss for the year under U.S. GAAP	—	—	(71,702)

Balance, May 31, 1992	1,537,601	1,447,251	(1,643,148)
Issued for cash:
July 1992	1,000,000	150,000
March 1993	600,000	132,000
Issued for debt settlement:
August 1992	115,468	23,094
Issued for finder’s fee	30,000	26,100
Net loss for the year under U.S. GAAP	—	—	(118,136)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

Balance, May 31, 1993	3,283,069	$1,778,445	$(1,761,284)
Issued for mineral properties Oct. 1993	50,000	30,500
Issued for exercise of warrants:
June 1993	1,000,000	150,000
September 1993	145,000	31,900
Issued for cash:
January 1994	170,000	102,000
Net loss for the year under U.S. GAAP	—	—	(329,175)

Balance, May 31, 1994	4,648,069	2,092,845	(2,090,459)
Issued for cash:
November 1994	200,000	150,000
Issued for exercise of warrants:
October 1994	205,000	55,000
December 1994	40,000	10,400
January 1995	215,000	55,900
May 1995	3,000	2,250
Disposition of Cinsonix Limited	(905,209)	(430,001)
Net loss for the year under U.S. GAAP	—	—	(231,833)

Balance, May 31, 1995	4,405,860	1,936,394	(2,322,292)
Issued for cash:
June 1995	700,000	700,000
December 1995	209,200	796,142
April 1996	285,750	1,091,565
May 1996	359,300	1,372,526
Issued for mineral properties:
June 1995	100,000	300,000
Issued upon exercise of warrants:
June 1995	81,500	61,125
August 1995	141,500	97,635
September 1995	8,000	6,800
October 1995	73,500	66,215
November 1995	300,000	300,000
April 1996	43,500	36,975
May 1996	36,500	31,025
Issued for finder’s fee:
May 1996	4,364	—
Net loss for the year under U.S. GAAP	—	—	(2,149,041)

Balance, May 31, 1996	6,748,974	6,796,402	(4,471,333)
Issued for cash:
September 1996	199,820	2,038,163
Issued for finder’s fee:
September 1996	5,962
Issued upon exercise of options:
August 1996	10,000	13,000
September 1996	3,000	3,900
December 1996	1,000	1,300
January 1997	1,000	1,300
February 1997	7,000	16,520
March 1997	500	650
April 1997	75,900	98,670
May 1997	81,000	105,300
Issued upon exercise of warrants:

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

June 1996	27,500	23,375
February 1997	285,750	1,428,750
March 1997	222,700	1,113,500
Net loss for the year under U.S. GAAP	—	—	(2,928,560)

Balance, May 31, 1997	7,670,106	11,640,830	(7,399,893)
Issued for October 1997	537,200	2,686,000
Issued upon exercise of options:
July 1997	1,400	1,820
August 1997	1,000	1,300
September 1997	7,000	9,100
October 1997	39,562	61,823
May 1998	207,000	60,030
Issued for mineral properties:
February 1998	11,250	97,538
March 1998	619,000	3,683,050
Net loss for the year under U.S. GAAP	—	—	(10,779,708)

Balance, May 31, 1998	9,093,518	18,241,491	(18,179,601)
Returned to Treasury:
July 1998	(22,039)	—
Issued upon exercise of options:
March 1999	25,000	33,500
Issued for debt settlement:
January 1999	180,125	270,188
Issued for mineral properties:
November 1998	80,364	478,166
March 1999	288,750	2,503,462
March 1999	10,000	59,500
Net loss for the year under U.S. GAAP	—	—	(7,158,555)

Balance, May 31, 1999	9,655,718	21,586,307	(25,338,156)
Net loss for the year under U.S. GAAP	—	—	(2,275,487)

Balance, May 31, 2000	9,655,718	21,586,307	(27,613,643)
Issued under settlement of services:
August 2000	100,000	45,000
Issued under exercise of options:
January 2001	100,000	15,000
Stock-based compensation	—	183,079
Net loss for the year under U.S. GAAP	—	—	(1,063,927)

Balance, May 31, 2001	9,855,718	21,829,386	(28,677,570)
Issued for debt settlement:
October 2001	250,000	75,000
Issued under settlement of services:
October 2001	471,000	141,300
Issued for mineral properties:
October 2001	100,000	30,000
Stock-based compensation	—	125,917

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

Net loss for the year under U.S. GAAP	—	—	(1,183,901)

Balance, May 31, 2002	10,676,718	22,201,603	(29,861,471)
Issued for debt settlement:
June 2002 and August 2002	67,500	38,800
Issued under settlement of services:
October 2002 and January 2003	261,667	143,234
Issued for mineral properties:
February 2003	100,000	82,000
Issued under exercise of options:
January 2003	25,000	11,250
Issued for cash October 2002	62,500	78,771
Warrants issued under settlement of services:
October 2002	—	205,645
Stock based compensation	—	(44,164)
Net loss for the year under U.S. GAAP	—	—	(992,596)

Balance, May 31, 2003	11,193,385	22,717,139	(30,854,067)
Issued under exercise of warrants:
August 2003	62,500	69,785
Issued under exercise of options:
July 2003 and August 2003	190,000	85,500
Issued for financing:
August 2003	8,181,818	6,280,242
Stock based compensation	—	1,150,835
Net loss for period under U.S. GAAP	—	—	(1,940,381)

Balance, August 31, 2003	19,627,703	$30,303,501	$(32,794,448)

All of the above transactions have been included on a post-consolidation basis.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The statements contained in this Report on Form 10-QSB (including in this management’s discussion and analysis and elsewhere herein) that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, the factors discussed in our annual report on Form 20-F for the year ended May 31, 2003 under ITEM #3, “Key Information, Risk Factors” and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.

          The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar words are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking information, events and circumstances discussed in this report might not occur. Our actual results and performance could differ substantially from those anticipated in our forward-looking statements.

          All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

General Discussion

          Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in Canada. There are several differences in determining expenses and net loss between Canadian GAAP and US GAAP. Revenues remain the same at nil under both Canadian and US GAAP.

	US GAAP, quarter ended August 31				Cdn GAAP, quarter ended August 31

	2003		2002		2003		2002

Revenues	Cdn$	0	Cdn$	0	Cdn$	0	Cdn$	0
Net Loss	Cdn$	(1,940,381)	Cdn$	(546,777)	Cdn$	(512,481)	Cdn$	(87,909)
Net Loss per share	Cdn$	(0.16)	Cdn$	(0.05)	Cdn$	(0.04)	Cdn$	(0.01)

	US GAAP, as at				Cdn GAAP, as at

	August 31, 2003		May 31, 2003		August 31, 2003		May 31, 2003

Total Assets	Cdn$	9,560,626	Cdn$	378,147	Cdn$	23,057,333	Cdn$	13,584,699
Total Liabilities	Cdn$	12,051,573	Cdn$	8,515,075	Cdn$	11,592,474	Cdn$	8,042,886
Shareholders’ Equity (Deficit)	Cdn$	(2,490,947)	Cdn$	(8,136,928)	Cdn$	11,464,859	Cdn$	5,541,813

          The primary reasons for the increase in loss under US GAAP over Canadian GAAP is due to the following:

•	exploration and development expenditures are capitalized under Canadian GAAP, but expensed under US GAAP. This resulted in expenses under US GAAP (but not under Canadian GAAP) of Cdn$290,155 during the first quarter of fiscal 2004 as compared to expenses of Cdn$63,422 in the same period of fiscal 2003.

•	stock based compensation to employees for variable and fixed based plans are recognized under US GAAP, but not under Canadian GAAP. This resulted in expenses under US GAAP (but not under Canadian GAAP) of Cdn$1,150,835 during the first quarter of fiscal 2004 as compared to expenses of Cdn$408,391 in the same period of fiscal 2003.

•	the fair value of the debenture conversion option is being expensed under Canadian GAAP. No beneficial conversion option is recognized under US GAAP. This resulted in expenses under Canadian GAAP (but not under US GAAP) of Cdn$13,090 during the first quarter of fiscal 2004 as compared to expenses of Cdn$12,945 in the same period of fiscal 2003.

          These differences are explained in much greater detail in note 9 to the consolidated financial statements attached to this report.

Summary

          We are in the business of acquiring and exploring mineral properties with the aim of participating in the development of them to a stage where they can be exploited at a profit. At that stage, our operations would to some extent be dependent on the world market prices of any mineral produced. We do not have any properties with mineral reserves or with any material production of minerals. Operations on our properties are exploratory searches for commercially producible deposits.

          Nearly all of our activities are directed to exploration and development programs. Yearly and quarterly variations in individual property expenditures generally reflect increases or decreases in specific exploration and development costs based on previous results and our decisions regarding the allocation of exploration expenditures between projects.

Results of Operations

          The following table sets forth, for the periods indicated, statement of operations data. The table and the discussion below should be read in conjunction with the interim consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Three Months Ended August 31,

	2003	2002	2003	2002

	US GAAP, Cdn$		Canadian GAAP, Cdn$

Operating revenues	0	0	0	0
Operating (expenses)	(1,940,633)	(547,620)	(512,733)	(88,752)
Other income	252	843	252	843
Net (loss)	(1,940,381)	(546,777)	(512,481)	(87,909)
Net (loss) per share	(0.16)	(0.05)	(0.04)	(0.01)
Weighted avg shares	11,909,724	10,774,218	11,909,724	10,774,218

Revenues

          We have not received any operating revenues and we do not expect to receive any operating revenues until, if ever, we produce minerals for sale from any of our properties or we enter into business arrangements with third parties by which those third parties pay us a management or other fee. At the present time we are not anticipating any mineral production during the remaining months of our 2004 fiscal year (which ends May 31, 2004) or any other operating revenues.

          We do receive revenues from funds on deposit (interest) and foreign currency gains (or losses) which result from changes in the exchange rate between the Canadian dollar and the United States dollar. We do not expect these sources of revenues to be significant.

Operating Expenses

          Our operating expenses increased significantly during the quarter ended August 31, 2003 as compared to the same quarter of the previous year. The principal reason for the increase in expenses derived from the fact that we increased our operations as a result of funds made available to us in August 2003.

          During the first quarter, however, our most significant expense increase were bank charges and interest, which amounted to Cdn$400,802 for the quarter ended August 31, 2003 as compared to Cdn$63,848 during the same quarter of the prior year. These costs increased more than six times because we had to finance our operations during fiscal 2003 and the first two months of fiscal 2004 through the use of debt, in part with high-interest rate credit cards. In addition, our loan from Peak National Bank was in default, and the default interest rate on that loan was 24% per annum.

          While we had to finance our operations with debt during fiscal 2003 as well, the total amount of debt outstanding (and therefore the interest charges) were significantly greater during the first quarter of fiscal 2004 as compared to the prior year.

          Many of our other expenses increased during the first quarter of fiscal 2004 because we were more active during that period:

•	refinancing our loan with Peak National Bank;

•	general financing costs;

•	commencing drilling operations; and

•	opening a corporate office in the Denver, Colorado area and hiring additional staff..

          In addition, under US GAAP, we recognized significant additional expenses that were not recognized under Canadian GAAP, which lead to significantly greater operating losses and net losses under US GAAP than under Canadian GAAP. These included:

•	Cdn$290,155 expense recognized under US GAAP (but not Canadian GAAP) for mineral property exploration and development expenditures. These expenses were capitalized under Canadian GAAP. During the first quarter of our 2003 fiscal year, we recognized an expense of Cdn$63,422 under US GAAP in this category, reflecting significantly less mineral exploration and development activity.

•	Cdn$1,150,835 expense recognized under US GAAP (but not Canadian GAAP) for stock-based compensation expense relating to options repriced during 2002. We follow the settlement method under Canadian GAAP and, as a result, do not record an expense when we award equity compensation to our directors and employees. During the first quarter of our 2003 fiscal year, we recognized an expense of Cdn$408,391 under US GAAP in this category, reflecting significantly less equity based compensation during that period.

          Mineral exploration and development expenditures increased during the first quarter, and will increase further in our second quarter, because we have more funds available as a result of the funds made available by the August financing.

          Our professional fees increased by more than triple during the first quarter of fiscal 2004 as compared to the same period of fiscal 2003 because of increased indirect costs in connection with the June refinancing of debt, the August financing, and the need to prepare to comply with our reporting obligations in the United States. We anticipate that our professional fees will further increase because of our increased activity and because we are now subject to increased filing obligations with the United States Securities and Exchange Commission inasmuch as we are no longer considered to be a “foreign private issuer” under the Securities Exchange Act of 1934, as amended.

Net Loss

          As a result of our nominal revenues and increasing expenses as described above, we expect to continue to recognize net losses for the foreseeable future.

Liquidity and Capital Resources

          The following table sets forth, as at the dates indicated, balance sheet and cash flow data. The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and the notes thereto appearing elsewhere in this report.

	As at

	8/31/2003	5/31/2003	8/31/2003	5/31/2003

	US GAAP, Cdn$		Canadian GAAP, Cdn$

Total assets	9,560,626	378,147	23,057,233	13,584,699
Total liabilities	12,051,573	8,515,075	11,592,474	8,042,866
Working capital (deficit)	2,831,087	(3,134,669)	2,831,087	(3,134,669)
Shareholders’ Equity (Deficit)	(2,490,947)	(8,136,928)	11,464,859	5,541,813

	For the three months ended August 31,

	2003	2002	2003	2002

	US GAAP, Cdn$		Canadian GAAP, Cdn$

Cash flow provided by (used in)
Operations	(1,244,466)	17,756	(954,311)	81,178
Financing	2,741,067	(2,468)	2,748,653	6,931
Investing	(11,305)	0	(301,460)	(63,422)
Increase in cash during period	1,485,296	15,288	1,492,296	24,687

Working Capital

          Our working capital and liquidity increased significantly during the three months ended August 31, 2003 due to the financing completed in August 2003. At August 31, 2003, our working capital (current assets less current liabilities) was significantly greater than at our last fiscal year end entirely due to the completion of the August financing.

          On August 1, 2003, we completed a financing with the Broadway Mortgage Group (“Broadway”) who loaned US$4,500,000 to us and took a security interest in the Caribou property to collateralize our repayment obligation. We also issued 8,181,818 shares of our common stock to Broadway as a loan origination fee valued at US$0.55 per share. Matt Witt, formerly associated with Broadway and one of the persons who acquired a portion of Broadway’s interest, is now our chief financial officer and was appointed to that position as a result of the transaction. Broadway agreed that if our common stock price exceeded US$3.00 per share, Broadway would sell up to

1,500,000 shares of the original 8,181,818 shares for our benefit to repay the loan in full. Broadway will only be able to sell the shares to the extent that a registration statement for the sale is effective or an exemption from registration is available. The US$4,500,000 loan to us (bearing interest at 12.9% and due July 31, 2005 or upon the sale of 1,500,000 shares of common stock by Broadway if the stock price reaches US$3.00) was used for the following:

Prepayment of two-years interest to the lender	US$1,161,000
Repayment of remaining amounts due to bank	US$1,080,000
Repayment of interim mortgage due to Thomas S. Hendricks for funds he advanced	US$ 587,680
Repayment of trade payables	US$ 700,000
Repayment of accrued compensation	US$ 223,822
Financing costs	US$ 95,000

          As a result, following the financing and the use of proceeds as described above, we had US$652,498 remaining for working capital, which we have and plan to continue to use for exploration of our Caribou and Panamanian properties and for general and administrative purposes.

          To secure the loan, we pledged our entire interest in the Caribou properties as collateral. There are no financial covenants with respect to the loan.

          In general, we expect that our working capital will decrease over time as we continue to use our capital and cash flows from revenues for operations, mineral exploration and development, and other expenses. We expect that our subsequent quarters in fiscal 2004 will show greater decreases in our available working capital because of our increased rate of expenditure due to increased mineral exploration and development activity and general and administrative operations anticipated as described above under “Results of Operations.”

          We will continually monitor our working capital situation and may have to seek additional financing from accredited investors or others in the near future so that we will be able to maintain our planned operating activities. We have not commenced any definitive discussions with prospective financing sources, however, and there can be no assurance that financing will be available when needed, on reasonable terms, if at all.

          The Company is actively pursuing various additional options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No agreements with potential lenders or investors have been reached yet and there can be no assurance that such agreements will be reached.

          The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond August 31, 2004.

          The financial statements do not reflect adjustments that would be necessary if the “going concern” assumption were not appropriate. If the “going concern” basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

Capital Resources

          Under Canadian GAAP, we capitalize substantially all of our mineral exploration and development expenditures. Under Statement of Financial Accounting Standards No. 144 (“SFAS 144”; “Accounting for the Impairment or Disposal of Long-Lived Assets”) adopted in the United States, we are required to review all of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we must estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, we must measure an impairment loss equal to the excess of the carrying amount over the fair value of the assets.

          Furthermore, the staff of the United States Securities and Exchange Commission staff have indicated that their interpretation of SFAS 144 requires that all mineral property exploration and development costs be expensed as incurred until commercially minable deposits are determined to exist within a particular property as cash flows cannot be reasonably estimated prior to such determination.

          Accordingly, the principal difference between US GAAP and Canadian GAAP is that we have expensed all of our mineral exploration and development expenditures under US GAAP while we have capitalized them under Canadian GAAP. Whereas our balance sheet under Canadian GAAP reflects a book value of our mineral properties at August 31, 2003 of Cdn$13,496,707 (Cdn$13,206,552 at May 31, 2003), the book value of those same assets under US GAAP at those dates is Cdn$0.

          The other principal component of capital resources as reflected on our balance sheet is our current assets. These increased significantly under both US GAAP and Canadian GAAP (since there were no adjustments) due entirely to the financing completed in August 2003 as described above.

Cash Flows

          Under Canadian GAAP, cash flows relating to mineral property exploration and development expenditures are reported as investing activities. These expenditures amounted to Cdn$290,155 for the quarter ended August 31, 2003 as compared to Cdn$63,422 for the same quarter of our prior fiscal year. For U.S. GAAP purposes, these costs are characterized as operating activities.

          In addition, under U.S. GAAP financing activities would include financing through the Company’s bank overdraft which is not included under Canadian GAAP.

          In summary, however, our use of cash in operating activities increased significantly under both Canadian and US GAAP during the quarter ended August 31, 2003 as compared to the same period of the prior year. Our increased operations during that period were financed by the funds made available by the August financing discussed above. The August financing also accounts for the significant increase in cash flow from financing activities during the quarter ended August 31, 2003, as compared to the same period of the prior year.

Critical Accounting Policies

          In addition to SFAS 144 (discussed above), the material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment have been expanded and are discussed below.

          The Company’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based on its consolidated financial statements that have been prepared in accordance with Canadian generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the impairment of long-lived assets. Management bases its estimates and judgments on historical experience, contractual arrangements and commitments and on various other assumptions that it believes are reasonable in the circumstances. Changes in these estimates and judgments will impact the amounts recognized in the consolidated financial statements, and the impact may be material. Management believes the following critical accounting policies require more significant estimates and judgments in the preparation of the consolidated financial statements.

          The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at August 31, 2003, there were certain conditions that currently exist which raise substantial doubt about the validity of this assumption. The Company anticipates the need to raise additional private placement debt or equity funds or through joint venture arrangements to accomplish its budgeted expenditures. These private placements are not assured. Failure to raise additional funds may result in the Company being unable to complete its planned programs, to comply with its obligations relating to its Panamanian properties, curtailing operations or writing down its assets.

          For Canadian GAAP purposes, the Company capitalizes exploration costs incurred. The recoverability of the capitalized costs includes considerations primarily of management’s exploration, development and holding plans and expectations with respect to the property, potential mineralization, costs to recovery, commodity prices and the potential for third party agreements on development. Certain of these factors are beyond the Company’s control. Other factors, such as management’s plans and expectations, while supporting continued capitalization at this time may change and that change may be material to the financial statements.

          In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

          In April 2002 the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB No. 4 required all gains or losses from the retirement of debt to be classified as extraordinary items net of income taxes. The standard requires that gains and losses from the retirement of debt be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The adoption of this statement did not have a material effect on our financial position or results of operations.

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. As we have had no exit or disposal activities subsequent to December 31, 2002, the adoption of this statement has had no impact on our consolidated financial statements.

          In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” This amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. It is effective for financial statements for fiscal years ending after December 15, 2002. We will continue to account for stock based compensation using the methods detailed in the stock-based compensation accounting policy note to the consolidated financial statements.

          The provisions of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This Statement may impact Calais if the existing convertible debentures are modified.

          FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended, applies for certain entities in the first fiscal year or interim period ending after December 15, 2003 and for all other entities in the first fiscal year or interim period ending after December 15, 2004 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. We do not expect a material change as a result of adopting this Interpretation.

Item 3: Controls and Procedures

          As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings

          None.

Item 2: Changes in Securities and Small Business Issuer Purchases of Equity Securities

          (a) The instruments defining the rights of the holders of any class of registered securities have not been materially modified.

          (b) The rights evidenced by any class of registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities.

          (c) The following sets forth the information required by Item 701 of Regulation S-B:

August 2003 financing

          On August 1, 2003, we completed a financing with a lender (Broadway) who loaned US$4,500,000 to us and took a security interest in the Caribou property to collateralize our repayment obligation. We also issued 8,181,818 shares of our common stock to the lender as a loan origination fee valued at US$0.55 per share.

          (i) The transaction was effective August 1, 2003.

          (ii) No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Broadway who distributed the securities to six accredited investors.

          (iii) The securities were not sold for cash. The securities were issued to Broadway as a financing fee in connection with their making the US$4,500,000 loan.

          (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Broadway and the accredited investors with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that Broadway and the accredited investors obtained all information regarding Calais Resources they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (v) There are no conversion rights or exchange rights associated with the shares.

          (vi) We received no proceeds from the issuance of the shares and, therefore, we have no use of proceeds.

Option Exercises

          On August 29, 2003, Thomas S. Hendricks, president and chairman of the board of directors of Calais Resources, exercised an option to acquire 100,000 shares of common stock for the payment of Cdn$45,000 (Cdn$0.45 per share). On October 24, 2003, Arthur Daher, secretary and a member of the board of directors of Calais Resources, exercised an option to acquire 50,000 shares of common stock for the payment of Cdn$22,500 (Cdn$0.45 per share). In both cases, the options had been outstanding for more than two years.

          (i) The transactions were effective August 29, 2003 (in the case of Mr. Hendricks) and October 24, 2003 (in the case of Mr. Daher).

          (ii) No underwriters were involved in the transaction.

          (iii) The securities were sold for cash payment of the option exercise price (in both cases, Cdn$0.45 per share).

          (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933 inasmuch as both of the persons acquiring shares pursuant to option exercise were executive officers and directors of Calais Resources. We did not engage in any public advertising or general solicitation in connection with this transaction.

          (v) There are no conversion rights or exchange rights associated with the shares.

          (vi) We received Cdn$67,500 from the issuance of the shares and the funds were used for working capital purposes.

          During the first quarter, three holders exercised options to acquire 90,000 shares of common stock for the payment of Cdn$0.45 per share. In all cases, the options had been outstanding for more than two years.

          (i) The transactions were effective in August 2003.

          (ii) No underwriters were involved in the transaction.

          (iii) The securities were sold for cash payment of the option exercise price (in all cases, Cdn$0.45 per share).

          (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933 inasmuch as both of the persons acquiring shares pursuant to option exercise were executive officers and directors of Calais Resources. We did not engage in any public advertising or general solicitation in connection with this transaction.

          (v) There are no conversion rights or exchange rights associated with the shares.

          (vi) We received Cdn$40,500 from the issuance of the shares and the funds were used for working capital purposes.

Option Grants

          On August 11, 2003, we granted an option to purchase 1,000,000 shares of our common stock to Matthew C. Witt in connection with his agreement to become Calais Resources’ chief financial officer. Of these options, 500,000 are exercisable at US$3.00 per share, and the remaining are exercisable at US$5.00 per share, in both cases through August 11, 2013, subject to Mr. Witt entering into an appropriate option agreement. The following sets forth the information required by Item 701 in connection with that transaction:

          (i) The transaction was effective August 11, 2003. We issued options to acquire 1,000,000 shares of common stock.

          (ii) No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Mr. Witt.

          (iii) The securities were not sold for cash. The securities were issued to Mr. Witt as part of the consideration for him becoming employed by Calais Resources as its chief financial officer.

          (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. Mr. Witt was one of the accredited investors involved in the August financing discussed above, and we believe that he obtained all information regarding Calais Resources that he requested, received answers to all questions he posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (v) There are no conversion rights or exchange rights associated with the option. The option is exercisable to purchase shares of our common stock until August 11, 2013 at US$3.00 per share (for 500,000 shares) and US$5.00 per share (for 500,000 shares).

          (vi) We received no proceeds from the issuance of these options and, therefore, we have no use of proceeds.

          (d) No information is required pursuant to Rule 463 adopted under the Securities Act of 1933.

          (e) We did not make any repurchases of any securities during the period included in this report. Consequently there is no disclosure required under Item 703 of Regulation S-B.

          Effective August 11, 2003, we granted an option to purchase 100,000 shares of our common stock to Robert Akright, vice president of the Company, exercisable through August 11, 2013 at US$.32 per share, subject to Mr. Akright entering into an appropriate option agreement. The following sets forth the information required by Item 701 in connection with that transaction:

          (i) The transaction was effective August 11, 2003. We issued options to acquire 100,000 shares of common stock.

          (ii) No underwriters were involved in the transaction. The only entity who received securities from us in this transaction was Mr. Akright.

          (iii) The securities were not sold for cash. The securities were issued to Mr. Akright as part of the consideration for his continuing employment as Calais’ vice president.

          (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. Mr. Akright has been vice president of the Company for more than the past three years, and at the time of the grant was a director of the Company. We believe that he obtained all information regarding Calais Resources that he requested, received answers to all questions he posed, and otherwise understood the risks of accepting our securities in exchange for services to be provided.

          (v) There are no conversion rights or exchange rights associated with the option. The option is exercisable to purchase shares of our common stock until August 11, 2013 at US$.32 per share.

          (vi) We received no proceeds from the issuance of these options and, therefore, we have no use of proceeds.

          (d) No information is required pursuant to Rule 463 adopted under the Securities Act of 1933.

          (e) We did not make any repurchases of any securities during the period included in this report. Consequently there is no disclosure required under Item 703 of Regulation S-B.

Item 3: Defaults Upon Senior Securities

          (a) There has been no default upon senior securities except the default on amounts due to Peak National Bank, which default was cured in June 2003. We repaid the loan in full (US$1,080,000 at May 31, 2003) with funds received from the August 2003 financing.

          (b) There are no arrearages in the payment of any dividends; nor has there been any other material delinquency with respect to any class of preferred stock which is registered or which ranks prior to any class of registered securities, or with respect to any class of preferred stock of any significant subsidiary.

Item 4: Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the quarter ended August 31, 2003. Our annual general meeting of shareholders was held on Thursday, December 18, 2003 at which meeting Thomas S. Hendricks, Melvin Martin, and Art Daher were re-elected as directors of the Company, and the shareholders approved the appointment of KPMG as the Company’s independent accountants.

Item 5: Other Information

          Our management have continued to evaluate title to its mining properties in Nevada and has continued discussions with the parties who precede the Company in title to those properties. While our documentary review has not added any clarity to the issues discussed in the Form 20-F, based on discussions with our predecessors in title, we continue to believe that we will ultimately be able to acquire good title to the properties.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits.

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

          We did not file any reports on Form 8-K during the period covered by this quarterly report on Form 10-QSB.

          On October 27, 2003 we filed a report on Form 8-K reporting an event under Items 7 (exhibits) and 12 (results of operation or financial condition) which included copies of our Canadian GAAP financial statements mailed to our security holders and filed with Canadian regulatory authorities as required by Canadian law.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwood Village, County of Arapahoe, State of Colorado, on the 19th day of December, 2003.

CALAIS RESOURCES, INC.
(Registrant)

By	/s/ Thomas S. Hendricks

Thomas S. Hendricks,
President, Chief Executive Officer and Director

By	/s/ Matthew C. Witt

Matthew C. Witt,
Chief Accounting Officer and Chief Financial Officer

INDEX TO EXHIBITS

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350