Form 10QSB
period 2003-11-30
CALAIS RESOURCES INC
filed 2004-01-20
CIK 1044650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

     ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the quarterly period ended November 30, 2003

     ☐ Transition report under Section 13 or 15(d) of the Exchange Act.

             For the transition period from            to

Commission file number: 0-29392

CALAIS RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒     No  ☐

Calais Resources, Inc.

FORM 10-QSB

Part I:	Financial Information
Item 1: Interim Financial Statements
Interim Consolidated Balance Sheet as of November 30, 2003 (unaudited)
Interim Consolidated Statements of Operations and Deficit for the Three and Six Months Ended November 30, 2003 and 2002 (unaudited)
Interim Consolidated Statements of Cash Flows for the Six Months Ended November 30, 2003 and 2002 (unaudited)
Notes to Interim Consolidated Financial Statements (unaudited)
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Controls and Procedures
Part II:	Other Information
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
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

     The following table sets forth the range of high and low rates of exchange for the Canadian Dollar to the U.S. Dollar for each month in the current fiscal year ended December 31, 2003.

     For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to buy one U.S. Dollar. The average rate means the average of the exchange rates on the last day of each month during the period. The rate of exchange on December 31, 2003 was Cdn$1.33, meaning that at that date Cdn$1.33 would purchase US$1.00, or US$.752 would purchase Cdn$1.00.

Month ended	High	Low

December 31, 2003	$1.33	$1.26
November 30, 2003	$1.33	$1.29
October 31, 2003	$1.35	$1.30
September 30, 2003	$1.38	$1.33
August 31, 2003	$1.41	$1.38
July 31, 2003	$1.41	$1.33
June 30, 2003	$1.38	$1.33
May 31, 2003	$1.44	$1.34

Item 1: Interim Consolidated Financial Statements

Interim Consolidated Financial Statements of

CALAIS RESOURCES INC.

Six months ended November 30, 2003
(Unaudited)

CALAIS RESOURCES INC.
Interim Consolidated Balance Sheet
(Expressed in Canadian Dollars)

November 30, 2003 and May 31, 2003

	November 30,	May 31,
	2003	2003

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$866,168	$—
Accounts receivable, net of allowance for doubtful accounts of $nil	4,196	—
Deferred and prepaid financing fees (Note 3)	1,456,793	—
Inventory	283,301	283,301
Prepaid expenses	2,150	—

	2,612,608	283,301
Deferred and prepaid financing fees (Note 3)	5,268,716	—
Mineral properties (Note 4)	13,911,598	13,206,552
Capital assets	92,971	94,846

	$21,885,893	$13,584,699

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$—	$7,586
Accounts payable and accrued liabilities	224,511	974,816
Advances from shareholder	342,781	697,573
Current portion of bank loans (Note 5)	—	1,642,200
Note payable	—	95,795

	567,292	3,417,970
Bank loans (Note 5)	5,961,483	—
Debentures (Note 6)	4,623,182	4,624,916
Shareholders’ equity:
Capital stock (Note 7)	30,089,013	23,457,480
Deficit	(19,355,077)	(17,915,667)

	10,733,936	5,541,813

	$21,885,893	$13,584,699

Approved by the Directors:

/s/ Thomas S. Hendricks	Director

/s/ Art Daher	Director

CALAIS RESOURCES INC.
Interim Consolidated Statements of Operations and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

	Three	Three	Six	Six
	months	months	months	months
	ended	ended	ended	ended
	November 30	November 30	November 30	November 30
	2003	2002	2003	2002

Revenue	$—	$—	$—	$—
Expenses (income):
Accounting	24,810	—	32,032	426
Advertising	7,652	—	13,646	273
Amortization	1,918	2,717	8,262	2,717
Bank charges and interest	1,016,454	378,445	1,417,256	442,293
Wages and consulting fees	100,740	7,889	100,740	7,889
Foreign exchange gain	(342,387)	(2,778)	(300,529)	(3,764)
Freight and postage	2,840	1,281	3,913	2,503
Gain on settlement of debt	(60,347)	—	(84,036)	—
Insurance and licenses	6,798	57	9,637	451
Office and miscellaneous	7,909	11,418	14,570	11,503
Professional fees	116,494	35,251	168,863	50,774
Public relations	—	1,420	278	1,592
Rent	5,118	7,503	5,118	7,503
Telephone and utilities	8,584	5,781	16,152	12,387
Transfer agent fees	938	2,750	4,352	3,939
Travel	34,417	1,618	34,417	1,618

	931,938	453,352	1,444,671	542,104

Loss before the undernoted	(931,938)	(453,352)	(1,444,671)	(542,104)
Other income:
Miscellaneous	5,009	682	5,261	1,525

Net loss for the period	(926,929)	(452,670)	(1,439,410)	(540,579)
Deficit, beginning of period	(18,428,148)	(17,411,717)	(17,915,667)	(17,323,808)

Deficit, end of period	$(19,355,077)	$(17,864,387)	$(19,355,077)	$(17,864,387)

Net loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.05)

Weighted average common shares, basic and diluted	19,494,786	10,644,913	13,878,157	10,609,080

CALAIS RESOURCES INC.
Interim Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

	Six months ended	Six months ended
	November 30	November 30
	2003	2002

Cash flows provided by (used in):
Operations:
Loss for the period	$(1,439,410)	$(540,579)
Items not involving cash:
Accretion interest expense	26,180	25,890
Amortization	8,262	2,717
Amortization of deferred and prepaid financing fees	1,337,239	—
Shares issued for services	48,765	106,334
Warrants issued for services	—	205,645
Gain on settlement of debt	(84,036)	—
Loss on settlement of accounts payable and accrued liabilities with issuance of shares	—	1,911
Foreign exchange gain	(300,529)	(3,764)
Change in non-cash operating working capital:
Restricted cash	—	67,415
Accounts receivable	(4,196)	—
Prepaid expenses	(2,150)	—
Accounts payable and accrued liabilities	(770,718)	160,608

	(1,180,593)	26,177
Financing:
Repayment of bank loans	(1,642,200)	—
Interim loan proceeds	587,680	—
Repayment of interim loan	(587,680)	—
Bank loan proceeds	4,583,955	—
Advances from (to) shareholders	(354,792)	106,861
Debentures	(27,914)	—
Issue of capital stock	302,526	78,771
Note payable	(95,795)	91,679

	2,765,780	277,311
Investing:
Mineral properties	(700,128)	(290,065)
Net additions to capital assets	(11,305)	—

	(711,433)	(290,065)

Increase in cash	873,754	13,423
Bank overdraft, beginning of period	(7,586)	(9,399)

Cash, end of period	$866,168	$4,024

Supplementary cash flow information:
Interest paid	$61,351	$99,094

Income taxes paid	—	—

Non-cash transactions:
Common shares issued for financing fee	6,280,242	—

Amortization capitalized to mineral properties	4,918	14,133

Common shares issued to settle accounts payable and accrued liabilities	—	38,800

CALAIS RESOURCES INC.
Notes to Interim Consolidated Financial Statements
Expressed in Canadian Dollars

Six months ended November 30, 2003
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

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond November 30, 2004.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 20-F in conjunction herewith. Operating results for the six months ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ended May 31, 2004.

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

The Company’s financial instruments consist of cash and cash equivalents, bank overdraft, accounts receivable, accounts payable and accrued liabilities, note payable, bank loans, debentures and advances from shareholders. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments except for foreign exchange risk on its bank loans (Note 5). The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the period. As the Company has a net loss in all periods presented, basic and diluted net loss per share are the same.

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

Effective June 1, 2002, the Company adopted new CICA section 3870, “Stock-Based Compensation and Other Stock-Based Payments”. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires the fair value based method of account for certain, but not all, stock-based transactions. The standard permits, and the Company has elected, for stock option grants to employees and directors to continue to be accounted for using the settlement method.

The fair value of options granted to employees in the six months ended November 30, 2003 was $1.17 (six months ended November 30, 2002 – $0.31) per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:

		Three
	Three months	months	Six months	Six months
	ended	ended	ended	ended
	November	November	November	November
	30, 2003	30, 2002	30, 2003	30, 2002
Net loss, as reported	$(926,929)	$(452,670)	$(1,439,410)	$(540,579)
Add:
Stock-based employee compensation expenses included in net loss, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	(25,375)	(1,288,200)	(25,375)

Pro forma loss	$(926,929)	$(478,045)	$(2,727,610)	$(565,954)

Pro forma loss per share,
basic and diluted	$(0.05)	$(0.04)	$(0.20)	$(0.05)

Stock-based compensation is calculated based upon the following weighted average assumptions:

		Three
	Three months	months	Six months	Six months
	ended	ended	ended	ended
	November 30,	November	November 30,	November 30,
	2003	30, 2002	2003	2002

Expected life of options	—	2.0 years	4.7 years	2.0 years
Expected stock price volatility	—	329%	298%	329%
Expected dividend yield	—	0%	0%	0%
Risk free interest rate	—	3.55%	4.83%	3.55%

3.	Deferred and prepaid financing fees

	November 30,
	2003	May 31, 2003
	(Unaudited)
Deferred and prepaid financing fees consist of the following:
Deferred financing fee	$6,280,242	$—
Prepaid interest (Note 5(b))	1,782,506	—

	8,062,748	—
Less: Accumulated amortization	(1,337,239)	—

	6,725,509	—
Less: Current portion	(1,456,793)	—

	$5,268,716	$—

Deferred and prepaid financing fees is being amortized on a straight line basis over two years, the term of the related debt.

4.	Mineral Properties

	November 30, 2003	May 31, 2003
	(Unaudited)
Nevada U.S.A.	$3,596,272	$3,449,004
Colorado, U.S.A.	9,927,856	9,466,230
Panama, Central America	387,470	291,318

	$13,911,598	$13,206,552

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

The Company entered into an agreement and settlement dated September 7, 2000 with Nevada Manhattan Mining Incorporated to settle and purchase Nevada Manhattan Mining Incorporated’s 24.5% interest in the property. The Company agreed and has made three of the four annual payments of US $75,000 each for a total of US $300,000 under this agreement. The Company cannot locate Nevada Manhattan in order to make the fourth and final payment which is included in accounts payable and accrued liabilities. During the term of the agreement the Company has agreed to pay Nevada Manhattan Mining Incorporated a 2% net smelter return royalty. The Company can purchase the entire Nevada Manhattan Mining Incorporated interest and royalty at any time over a thirty-year period for US $7,500,000, which would include production royalties.

The Company also holds a 100% interest in 42 unpatented claims in the Manhattan Mining district by staking.

The Company is in the process of investigating its title to the above properties. After a preliminary review of the title information, it appears that title of the above claims are owned by companies controlled by directors of the Company or other individuals, although it appears that, based on agreements these titles should be conveyed to the Company. The Company has commenced discussions in an effort to resolve the situation, the results of which are undeterminable at this time. Adjustments, if any, to the properties will be recorded when title to the properties have been resolved.

(b)	Colorado, U.S.A.:

Included in the Colorado properties is a 100% working interest in the Consolidated Caribou-Cross-Comstock-Panadora district mine area which the Company acquired in 1997 for US $4,000,000 in stock, cash and final property payments. After acquisition of 100% working interest the seller retains a 2% net smelter royalty interest in the property. The Company has the right to buy-back half of the net smelter royalty (1%) for US $750,000. During 2000, the Company acquired 100% ownership of 10 patented claims that are continuations of the historic Boulder County and Cardinal vein systems. The Colorado properties contain a well-documented mineral resource of 424,500 ounces of gold and 11,725,000 ounces of silver.

(c)	Panama, Central America:

The Company owns hard rock mining concessions to 61,000 acres (24,686 hectares) in the eastern Veraguas District of Panama in Central America. The acquisition was made through a five-year agreement with Panama Mining of Golden Cycle Incorporated, the seller. The Company issued 100,000 shares of stock to the seller. The Company is obligated to pay the seller a 2% net smelter return on any hard rock mineral production. The Company can purchase the concessions from the seller at any time up to August 31, 2004 for US $2,500,000 (the “early purchase”). Upon completion of the early purchase, the 2% net smelter return is reduced to 0.5%. The Company is obligated to pay the annual taxes and holding fees.

The Company is also obligated to pay the seller a 6% gross royalty (“GSR”) on all placer gold mining production to a maximum GSR fee of US $5,000,000. Upon the total payment under the GSR reaching US $5,000,000, the GSR percentage is reduced to 1% for the balance of the life of placer production.

The Company acquired additional hard rock mining concessions of 13,590 acres (5,500 hectares) in the above-mentioned location in 2003. The acquisition was made through a new ten-year agreement with the seller, which replaces or amends the above-mentioned five-year agreement. Under this new agreement, the Company issued an additional 100,000 shares of stock, paid US $10,000 in cash and assumed US $15,750 of payables from the seller. The Company is also required to spend US $500,000 on exploration by February 28, 2004, under the terms of this new agreement. The Company has received verbal authorization to extend the February 28, 2004 deadline until December 31, 2004.

The company has spent approximately US $89,500 on this project to November 30, 2003 under the terms of the new agreement.

5.	Bank loans:

The loan balances are as follows:

	November 30	May 31
	2003	2003

	(Unaudited)
Peak National Bank, US $1,200,000 loan (a)	$—	$1,642,200
Broadway Mortgage LLC, US $4,500,000 mortgage (b)	5,961,483	—

	5,961,483	1,642,200
Less: current portion	—	(1,642,200)

	$5,961,483	$—

(a)	Peak National Bank:

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

6.	Debentures:

	November 30,	May 31,
	2003	2003

	(Unaudited)
Debentures payable, without interest, due May 2011, convertible to common shares at an conversion price of $1.23 per share at holders discretion; unsecured	$5,069,191	$5,097,105
Less: Cumulative accretion remaining	(446,009)	(472,189)

	$4,623,182	$4,624,916

Accretion expense to the face value of the debt of $26,180 (November 30, 2002 - $25,890) has been included in interest and bank charges for the period.

All debentures are held by companies or persons related to a shareholder and director. It is not practicable to determine the fair value of the debentures and advances from shareholders due to their related party nature and the absence of a secondary market for such instruments.

7.	Share capital:

(a)	Authorized: 100,000,000 Common shares without par value

(b)	Issued and outstanding shares:

	Number
	of shares	Amount

Balance, May 31, 2003	11,193,385	$23,457,480
Issued for services	25,000	48,765
Issued for cash	80,000	124,741
Issued on exercise of warrants	62,500	69,785
Issued on exercise of options	240,000	108,000
Issued for financing fee (Note 5(b))	8,181,818	6,280,242

Balance, November 30, 2003	19,782,703	$30,089,013

Included in issued and outstanding capital stock are 150,000 contingently cancelable shares that are held in escrow and may not be traded without regulatory approval and 1,500,000 shares held in escrow to repay bank loans (Note 5(b)).

Subsequent to November 30, 2003, the Company issued 215,750 shares as compensation and recorded compensation expense of $497,250.

(c)	Stock options:

		Weighted
		average
		exercise
		price
Date	Number	per share

Issued and outstanding, May 31, 2003	981,500	$CDN	0.54
Exercised in the period	(240,000)	CDN	(0.45)
Expired in the period	(509,000)	CDN	(0.49)
Issued in the period
- to a director	100,000	$ US	0.32
- to an employee	500,000	$ US	3.00
- to an employee	500,000	$ US	5.00

Balance, November 30, 2003	1,332,500	$CDN	4.06

Options outstanding and exercisable at November 30, 2003 are as follows:

					Weighted
		Exercise			average
		price			remaining
	Number	per share		Expiry date	contractual life

Director options	82,500	$CDN	1.26	November 2004	1.0 years
Director and employee options	150,000	$CDN	0.45	August 2005	1.8 years
Director options	100,000	$ US	0.32	August 2008	4.8 years
Employee options	500,000	$ US	3.00	August 2013	9.8 years
Employee options	500,000	$ US	5.00	August 2013	9.8 years

	1,332,500				8.0 years

(d)	Warrants:

		Weighted
		average
		exercise
		price
	Number	per share

Issued and outstanding, May 31, 2003	548,803	US $	0.81
Exercised in the period	(62,500)	US	(0.80)
Issued in the period	80,000	US	1.50

Balance, November 30, 2003	566,303	US $	0.91

Warrants outstanding at November 30, 2003 are as follows:

				Weighted
	Exercise			average
	price per			remaining
Number	warrant		Expiry date	contractual life

486,303	US $	0.81	October 2004	0.9 years
80,000	US $	1.50	October 2005	1.9 years (i)

566,303				1.0 years

(i)	In accordance with the warrant agreement, the exercise price increases to US $2.00 per share if warrants are not exercised before November 1, 2004.

8.	Related party transactions:

The Company paid a director $nil (November 30, 2002 - $6,000) for office rent.

This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the period a director obtained a personal mortgage in the amount of $587,680 and lent the funds to the company in order to assist the company to meet certain obligations (the “interim loan”). Prepaid interest and fees of US $87,680 were withheld, providing net cash funding of US $500,000 to the Company. The interim loan was repaid by the Company during the period upon receipt of the bank loan proceeds described in Note 5(b).

9.	Contingency:

The Company is negotiating with a shareholder and director of the Company for claims of past wages, salary remuneration and expenses in the approximate amount of US $544,700 ($708,110 Cdn). Included in advances from shareholders is $343,400 Cdn provided for this claim. The claim is under negotiation, the outcome of which is undeterminable. Additional amounts, if any, will be recorded in the period the claim is settled or when the Company’s obligation is otherwise determinable.

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

Under U.S. GAAP, additional exploration costs for mineral properties that would be written off are as follows:

	November 30	May 31
	2003	2003

	(Unaudited)
Mineral exploration and development costs	$705,046	$496,681

b)	Stock-based compensation:

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

Compensation expense (recovery) recognized for employee fixed and variable awards after applying the intrinsic value method and the fair value of non-employee awards for the period ended November 30, 2003 would be $573,575 (November 30, 2002 - $(77,131)) under U.S. GAAP.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted under US GAAP is as follows:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	November	November	November	November 30,
	30, 2003	30, 2002	30, 2003	2002
Net loss under US GAAP	$(751,470)	$(194,979)	$(2,691,851)	$(741,756)
Add:
Stock based employee compensation expense included in net loss, net of related tax effects	(577,260)	(485,522)	573,575	(77,131)
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	—	(25,375)	(1,288,200)	(25,375)

Pro forma loss under US GAAP	$(1,328,730)	$(705,876)	$(3,406,476)	$(844,262)

Pro forma loss per share,basic and diluted	$(0.07)	$(0.07)	$(0.25)	$(0.08)

Stock based compensation is calculated based upon the following weighted average assumptions:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2003	2002	2003	2002

Expected life of options	—	2.0 years	4.7 years	2.0 years
Expected stock price volatility	—	329%	298%	329%
Expected dividend yield	—	0%	0%	0%
Risk free interest rate	—	3.55%	4.83%	3.55%

(c)	The Company has 150,000 common shares held in escrow. The release of the shares is contingent on certain conditions. Compensation under U.S. GAAP, if any, is recognized when the contingency is resolved and the shares are released from escrow based upon value of the shares as they become releasable. As at November 30, 2003, no shares are releasable from escrow. No similar compensation expense would be recognized under Canadian GAAP.

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

Under Canadian GAAP a fair value conversion option is recorded for all convertible debentures. Under U.S. GAAP, a beneficial conversion option is only recorded if the option is in the money at the date of the transaction. No beneficial conversion option exists with respect to the Company’s outstanding indebtedness at November 30, 2003.

(e)	Under Canadian GAAP, future tax assets and liabilities are recorded at substantially enacted tax rates. Under U.S. GAAP, deferred tax assets and liabilities are recorded at enacted tax rates. Recording Canadian deferred tax assets and liabilities at enacted tax rates would not change recorded net assets or shareholders’ equity under U.S. GAAP.

(f)	Under Canadian GAAP, accounting for asset retirement obligations is not effective until year ends commencing on or after January 1, 2004. Under US GAAP, accounting for asset retirement obligations became effective for the Company in the current period. The Company has determined that its financial statements are not materially impacted by adopting the standards for asset retirement obligations under US GAAP and there would be no material difference if Canadian GAAP was early adopted.

(g)	The following table presents the consolidated balance sheet, statement of operations and deficit, and cash flows under U.S. GAAP:

	November 30	May 31
	2003	2003

	(Unaudited)
Balance Sheet
Total assets under Canadian GAAP	$21,885,893	$13,584,699
Adjustments to mineral property exploration and development expenditures (a)	(13,911,598)	(13,206,552)

Total assets under U.S. GAAP	$7,974,295	$378,147

Total liabilities under Canadian GAAP	$11,151,957	$8,042,886
Canadian GAAP - fair value conversion option (d)	446,009	472,189

Total liabilities under U.S. GAAP	11,597,966	8,515,075
Share capital, Canadian GAAP	30,089,013	23,457,480
Gain on sale of subsidiary	(430,000)	(430,000)
Stock-based compensation (b)	838,407	264,832
Fair value conversion option (d)	(575,173)	(575,173)

Share capital, U.S. GAAP	29,922,247	22,717,139
Accumulated deficit, U.S. GAAP	(33,545,918)	(30,854,067)

Shareholders’ deficiency, U.S. GAAP	(3,623,671)	(8,136,928)

Shareholders’ deficiency and liabilities under U.S. GAAP	$7,974,295	$378,147

Statement of Operations and Deficit

	Cumulative	Three	Three	Six	Six
	from inception	months	months	months	months
	to	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,	November 30,
	2003	2003	2002	2003	2002

Net loss under Canadian GAAP	$(19,355,077)	$(926,929)	$(452,670)	$(1,439,410)	$(540,579)
Adjustments:
Mineral property exploration and development expenditures	(13,911,598)	(414,891)	(240,776)	(705,046)	(304,198)
Gain on sale of subsidiary	430,000	—	—	—	—
Stock-based compensation	(838,407)	577,260	485,522	(573,575)	77,131
Fair value conversion option	129,164	13,090	12,945	26,180	25,890

Net loss, being comprehensive loss, under U.S. GAAP	(33,545,918)	(751,470)	(194,979)	(2,691,851)	(741,756)
Accumulated opening deficit under U.S. GAAP	—	(32,794,448)	(30,408,248)	(30,854,067)	(29,861,471)

Ending deficit, U.S. GAAP	$(33,545,918)	$(33,545,918)	$(30,603,227)	$(33,545,918)	$(30,603,227)

Net loss per share, basic and diluted, U.S. GAAP		$(0.04)	$(0.02)	$(0.19)	$(0.07)

(g)	Statement of cash flows:

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

	Six	Six
	months	months
	ended	ended
	November 30	November 30
	2003	2002

Cash provided by (used in) operations under Canadian GAAP	$(1,180,593)	$26,177
Adjustment for mineral exploration costs	(700,128)	(290,065)

Cash used in operations under U.S. GAAP	(1,880,721)	(263,888)
Cash provided by (used in) investing activities under Canadian GAAP	(711,433)	(290,065)
Adjustment for mineral exploration costs	700,128	290,065

Cash used in investing activities under U.S. GAAP	(11,305)	—
Financing activities under Canadian GAAP	2,765,780	277,311
Decrease in bank overdraft	(7,586)	(9,399)

Financing activities under U.S. GAAP	2,758,194	267,912

Increase in cash under Canadian GAAP	873,754	13,423
Additional bank overdraft repayment	(7,586)	(9,399)

Increase in cash under U.S. GAAP	866,168	4,024
Cash, beginning of period, U.S. GAAP	—	—

Cash, end of period, U.S. GAAP	$866,168	$4,024

(h)	Development stage enterprise:

The Company meets the definition of a Development stage enterprises under FAS No. 7. The following additional disclosures would be required under U.S. GAAP.

Consolidated statements of operations and deficit (U.S. GAAP)

Cumulative
from
inception
Dec 30, 1986
to November
30, 2003

Operating, exploration and administrative expenses	$(25,501,703)
Loss on disposition of subsidiary	(12,107,072)
Other income	4,062,857

Net loss for the period since inception to November 30, 2003	$(33,545,918)

Consolidated statements of cash flows:

Cumulative
from
inception
Dec 30, 1986
to November
30, 2003

Operating activities	$(12,162,481)
Financing activities	18,767,121
Investing activities	(5,738,472)

Net cash inflows from inception to November 30, 2003	$866,168

Additional shareholders’ equity disclosures required under FAS No. 7 would include:

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

Balance at inception	—	$—
Issued for cash:
December 1986	1	1
January 1987	80,000	100,000
April 1987	150,000	7,500
Net loss for the year under U.S. GAAP	—	—	$(108,647)

Balance, May 31, 1987	230,001	107,501	(108,647)
Issued for cash:
September 1987	11,600	14,500
March 1988	100,000	150,000
Net loss for the year under U.S. GAAP	—	—	(42,412)

Balance, May 31, 1988	341,601	272,001	(151,059)
Issued for cash:
August 1988	31,000	54,250
Issued upon exercise of warrants:
August 1988	20,000	40,000
March 1989	5,000	10,000
Net loss for the year under U.S. GAAP	—	—	(185,968)

Balance, May 31, 1989	397,601	376,251	(337,027)
Issued for cash:
July 1989	40,000	136,000
Issued upon exercise of options:
August 1989	20,000	75,000
Net loss for the year under U.S. GAAP	—	—	(54,515)

Balance, May 31, 1990	457,601	587,251	(391,542)
Acquisition of Cinsonix Limited:
July 1989	1,000,000	750,000
Issued for finder’s fee	30,000	90,000
Net loss for the year under U.S. GAAP	—	—	(1,179,904)

Balance, May 31, 1991	1,487,601	1,427,251	(1,571,446)
Issued for mineral properties:
April 1992	50,000	20,000
Net loss for the year under U.S. GAAP	—	—	(71,702)

Balance, May 31, 1992	1,537,601	1,447,251	(1,643,148)
Issued for cash:
July 1992	1,000,000	150,000
March 1993	600,000	132,000
Issued for debt settlement:
August 1992	115,468	23,094
Issued for finder’s fee	30,000	26,100
Net loss for the year under U.S. GAAP	—	—	(118,136)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

Balance, May 31, 1993	3,283,069	$1,778,445	$(1,761,284)
Issued for mineral properties Oct. 1993	50,000	30,500
Issued for exercise of warrants:
June 1993	1,000,000	150,000
September 1993	145,000	31,900
Issued for cash:
January 1994	170,000	102,000
Net loss for the year under U.S. GAAP	—	—	(329,175)

Balance, May 31, 1994	4,648,069	2,092,845	(2,090,459)
Issued for cash:
November 1994	200,000	150,000
Issued for exercise of warrants:
October 1994	205,000	55,000
December 1994	40,000	10,400
January 1995	215,000	55,900
May 1995	3,000	2,250
Disposition of Cinsonix Limited	(905,209)	(430,001)
Net loss for the year under U.S. GAAP	—	—	(231,833)

Balance, May 31, 1995	4,405,860	1,936,394	(2,322,292)
Issued for cash:
June 1995	700,000	700,000
December 1995	209,200	796,142
April 1996	285,750	1,091,565
May 1996	359,300	1,372,526
Issued for mineral properties:
June 1995	100,000	300,000
Issued upon exercise of warrants:
June 1995	81,500	61,125
August 1995	141,500	97,635
September 1995	8,000	6,800
October 1995	73,500	66,215
November 1995	300,000	300,000
April 1996	43,500	36,975
May 1996	36,500	31,025
Issued for finder’s fee:
May 1996	4,364	—
Net loss for the year under U.S. GAAP	—	—	(2,149,041)

Balance, May 31, 1996	6,748,974	6,796,402	(4,471,333)
Issued for cash:
September 1996	199,820	2,038,163
Issued for finder’s fee:
September 1996	5,962
Issued upon exercise of options:
August 1996	10,000	13,000
September 1996	3,000	3,900
December 1996	1,000	1,300
January 1997	1,000	1,300
February 1997	7,000	16,520
March 1997	500	650
April 1997	75,900	98,670

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

May 1997	81,000	105,300
Issued upon exercise of warrants:
June 1996	27,500	23,375
February 1997	285,750	1,428,750
March 1997	222,700	1,113,500
Net loss for the year under U.S. GAAP	—	—	(2,928,560)

Balance, May 31, 1997	7,670,106	11,640,830	(7,399,893)
Issued for October 1997	537,200	2,686,000
Issued upon exercise of options:
July 1997	1,400	1,820
August 1997	1,000	1,300
September 1997	7,000	9,100
October 1997	39,562	61,823
May 1998	207,000	60,030
Issued for mineral properties:
February 1998	11,250	97,538
March 1998	619,000	3,683,050
Net loss for the year under U.S. GAAP	—	—	(10,779,708)

Balance, May 31, 1998	9,093,518	18,241,491	(18,179,601)
Returned to Treasury:
July 1998	(22,039)	—
Issued upon exercise of options:
March 1999	25,000	33,500
Issued for debt settlement:
January 1999	180,125	270,188
Issued for mineral properties:
November 1998	80,364	478,166
March 1999	288,750	2,503,462
March 1999	10,000	59,500
Net loss for the year under U.S. GAAP	—	—	(7,158,555)

Balance, May 31, 1999	9,655,718	21,586,307	(25,338,156)
Net loss for the year under U.S. GAAP	—	—	(2,275,487)

Balance, May 31, 2000	9,655,718	21,586,307	(27,613,643)
Issued under settlement of services:
August 2000	100,000	45,000
Issued under exercise of options:
January 2001	100,000	15,000
Stock-based compensation	—	183,079
Net loss for the year under U.S. GAAP	—	—	(1,063,927)

Balance, May 31, 2001	9,855,718	21,829,386	(28,677,570)
Issued for debt settlement:
October 2001	250,000	75,000
Issued under settlement of services:
October 2001	471,000	141,300
Issued for mineral properties:
October 2001	100,000	30,000
Stock-based compensation	—	125,917
Net loss for the year under U.S. GAAP	—	—	(1,183,901)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception

Balance, May 31, 2002	10,676,718	22,201,603	(29,861,471)
Issued for debt settlement:
June 2002 and August 2002	67,500	38,800
Issued under settlement of services:
October 2002 and January 2003	261,667	143,234
Issued for mineral properties:
February 2003	100,000	82,000
Issued under exercise of options:
January 2003	25,000	11,250
Issued for cash
October 2002	62,500	78,771
Warrants issued under settlement of services:
October 2002	—	205,645
Stock based compensation	—	(44,164)
Net loss for the year under U.S. GAAP	—	—	(992,596)

Balance, May 31, 2003	11,193,385	22,717,139	(30,854,067)
Issued under exercise of warrants:
August 2003	62,500	69,785
Issued under exercise of options:
July 2003, August 2003 and October 2003	240,000	108,000
Issued for financing:
August 2003	8,181,818	6,280,242
Issued for services:
November 2003	25,000	48,765
Issued for cash:
November 2003	80,000	124,741
Stock based compensation	—	573,575
Net loss for period under U.S. GAAP	—	—	(2,691,851)

Balance, November 30, 2003	19,782,703	$29,922,247	$(33,545,918)

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

	US GAAP, six mos ended Nov. 30		Cdn GAAP, six mos ended Nov. 30

	2003	2002	2003	2002

Revenues	Cdn$0	Cdn$0	Cdn$0	Cdn$0
Net Loss	Cdn$(2,691,851)	Cdn$(741,756)	Cdn$(1,439,410)	Cdn$(540,579)
Net Loss per share	Cdn$(0.19)	Cdn$(0.07)	Cdn$(0.10)	Cdn$(0.05)

	US GAAP, as at		Cdn GAAP, as at

	November 30, 2003	May 31, 2003	November 30, 2003	May 31, 2003

Total Assets	Cdn$7,974,295	Cdn$378,147	Cdn$21,885,893	Cdn$13,584,699
Total Liabilities	Cdn$11,597,966	Cdn$8,515,075	Cdn$11,151,957	Cdn$8,042,886
Shareholders’ Equity (Deficit)	Cdn$(3,623,671)	Cdn$(8,136,928)	Cdn$10,733,936	Cdn$5,541,813

   The primary reasons for the increase in loss under US GAAP over Canadian GAAP are the following:

•	exploration and development expenditures are capitalized under Canadian GAAP, but expensed under US GAAP. This resulted in expenses under US GAAP (but not under Canadian GAAP) of Cdn$705,046 during the first six months of fiscal 2004 as compared to expenses of Cdn$304,198 in the same period of fiscal 2003.

•	stock based compensation to employees for variable and fixed based plans are recognized under US GAAP, but not under Canadian GAAP. This resulted in an expense under US GAAP (but not under Canadian GAAP) of Cdn$573,575 during the first six months of fiscal 2004 as compared to a recovery of compensation expenses of Cdn$77,131 in the same period of fiscal 2003.

•	the fair value of the debenture conversion option is being expensed under Canadian GAAP. No beneficial conversion option is recognized under US GAAP. This resulted in expenses under Canadian GAAP (but not under US GAAP) of Cdn$26,180 during the first six months of fiscal 2004 as compared to expenses of Cdn$25,890 in the same period of fiscal 2003.

     These differences are explained in much greater detail in note 10 to the consolidated financial statements included in this report.

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

	Six Months Ended November 30,

	2003	2002	2003	2002

	US GAAP, Cdn$		Canadian GAAP, Cdn$

Operating revenues	0	0	0	0
Operating (expenses)	(2,686,590)	(743,281)	(1,444,671)	(542,104)
Other income	5,261	1,525	5,261	1,525
Net (loss)	(2,691,851)	(741,756)	(1,439,410)	(540,579)
Net (loss) per share	(0.19)	(0.07)	(0.10)	(0.05)
Weighted avg shares	19,494,786	10,644,913	13,878,157	10,609,080

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

Operating Expenses

     Our operating expenses increased significantly during the six months ended November 30, 2003 as compared to the same period of the previous year. The principal reason for the increase in expenses derived from the fact that we increased our operations as a result of funds made available to us in August 2003.

     During the six months ended November 30, 2003, as in the first quarter, however, our most significant expense increase were bank charges and interest, which amounted to Cdn$1,417,256 for the six months ended November 30, 2003 as compared to Cdn$442,293 during the same period of the prior year. These costs increased almost four times because we had to finance our operations during fiscal 2003 and the first two months of fiscal 2004 through the use of debt, in part with high-

interest rate credit cards during the prior period, but we also had fewer funds borrowed during the prior periods, and we incurred significant finance charges in connection with the August 2003 loan. In addition, during the first quarter of fiscal 2004, our loan from Peak National Bank was in default, and the default interest rate on that loan was 24% per annum.

     Many of our other expenses increased during the first two quarters of fiscal 2004 because we were more active during that period:

•	refinancing our loan with Peak National Bank;

•	general financing costs;

•	commencing drilling operations;

•	opening a corporate office in the Denver, Colorado area and hiring additional staff; and

•	bringing many of our general and administrative operations and reporting requirements up to date.

     In addition, under US GAAP, we recognized significant additional expenses that were not recognized under Canadian GAAP, which lead to significantly greater operating losses and net losses under US GAAP than under Canadian GAAP. These included:

•	Cdn$705,046 expense recognized under US GAAP (but not Canadian GAAP) for mineral property exploration and development expenditures. These expenses were capitalized under Canadian GAAP. During the same period of our 2003 fiscal year, we recognized an expense of Cdn$304,198 under US GAAP in this category, reflecting significantly less mineral exploration and development activity.

•	Cdn$573,575 expense recognized under US GAAP (but not Canadian GAAP) for stock-based compensation expense. We follow the settlement method under Canadian GAAP and, as a result, do not record an expense when we award equity compensation to our directors and employees. During the first two quarters of our 2003 fiscal year, we recognized an expense recovery of Cdn$77,131 under US GAAP in this category.

     Mineral exploration and development expenditures increased during the first quarter, and will increase further in our third quarter, because we have more funds available as a result of the funds made available by the August financing, although we are looking for additional financing necessary to complete our exploration and development plans.

     Our professional fees increased by more than triple during the first two quarters of fiscal 2004 as compared to the same period of fiscal 2003 because of increased indirect costs in connection with the June refinancing of debt, the August financing, and the need to comply with our reporting obligations in the United States and Canada. We anticipate that our professional fees will further increase because of our increased activity and because we are now subject to increased filing obligations with the United States Securities and Exchange Commission inasmuch as we are no longer considered to be a “foreign private issuer” under the Securities Exchange Act of 1934, as amended.

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

	As at

	11/30/2003	5/31/2003	11/30/2003	5/31/2003

	US GAAP, Cdn$		Canadian GAAP, Cdn$

Total assets	7,974,295	378,147	21,885,893	13,584,699
Total liabilities	11,597,966	8,515,075	11,151,957	8,042,866
Working capital (deficit)	2,045,316	(3,134,669)	2,045,316	(3,134,669)
Shareholders’ Equity (Deficit)	(3,623,671)	(8,136,928)	10,733,936	5,541,813

	For the six months ended November 30,

	2003	2002	2003	2002

	US GAAP, Cdn$		Canadian GAAP, Cdn$

Cash flow provided by (used in)
Operations	(1,880,721)	(263,888)	(1,180,593)	26,177
Financing	2,758,194	267,912	2,765,780	277,311
Investing	(11,305)	0	(711,433)	(290,065)
Increase in cash during period	866,168	4,024	873,754	13,243

Working Capital

     Our working capital and liquidity increased significantly during the six months ended November 30, 2003 due to the financing completed in August 2003. At November 30, 2003, our working capital (current assets less current liabilities) was significantly greater than at our last fiscal year end entirely due to the completion of the August financing. At November 30, 2003, our working capital decreased by about Cdn$800,000 as compared to August 31, 2003, because of increased expenditures made possible by the August financing. These included expenditures for exploration and development of our mineral properties as well as increased general and administrative expenses. We anticipate that our working capital will continue to decrease until, if ever, we obtain additional financing or our operations become profitable. Since we have no current plans to achieve any significant production of our mineral resources, we will be dependent on our remaining working capital and additional financing for the foreseeable future.

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

Prepayment of two-years interest to the lender	US$	1,161,000
Repayment of remaining amounts due to bank	US$	1,080,000
Repayment of interim mortgage due to Thomas S. Hendricks for funds he advanced	US$	587,680
Repayment of trade payables	US$	700,000
Repayment of accrued compensation	US$	223,822
Financing costs	US$	95,000

     As a result, following the financing and the use of proceeds as described above, we had US$652,498 remaining for working capital, which we have used and plan to continue to use for exploration of our Caribou and Panamanian properties and for general and administrative purposes.

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

     The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond the expenditure of the financial resources we currently have remaining.

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

     Accordingly, the principal difference between US GAAP and Canadian GAAP is that we have expensed all of our mineral exploration and development expenditures under US GAAP while we have capitalized them under Canadian GAAP. Whereas our balance sheet under Canadian GAAP reflects a book value of our mineral properties at November 30, 2003 of Cdn$13,911,598 (Cdn$13,206,552 at May 31, 2003), the book value of those same assets under US GAAP at those dates is Cdn$0.

     The other principal component of capital resources as reflected on our balance sheet is our current assets. These increased significantly under both US GAAP and Canadian GAAP (since there were no adjustments) due entirely to the financing completed in August 2003 as described above.

Cash Flows

     Under Canadian GAAP, cash flows relating to mineral property exploration and development expenditures are reported as investing activities. These expenditures amounted to Cdn$700,128 for the two quarters ended November 30, 2003 as compared to Cdn$290,065 for the same period of our prior fiscal year. For U.S. GAAP purposes, these costs are characterized as operating activities.

     In addition, under U.S. GAAP financing activities would include financing through the Company’s bank overdraft which is not included under Canadian GAAP.

     In summary, however, our use of cash in operating activities increased significantly under both Canadian and US GAAP during the quarter ended August 31, 2003 as compared to the same period of the prior year. Our increased operations during that period were financed by the funds made available by the August financing discussed above. The August financing also accounts for the significant increase in cash flow from financing activities during the two quarters ended November 30, 2003, as compared to the same period of the prior year.

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

     The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at November 30, 2003, there were certain conditions that currently exist which raise substantial doubt about the validity of this assumption. The Company anticipates the need to raise additional private placement debt or equity funds or through joint venture arrangements to accomplish its budgeted expenditures. These private placements are not assured. Failure to raise additional funds may result in the Company being unable to complete its planned programs, to comply with its obligations relating to its Panamanian properties, curtailing operations or writing down its assets.

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

     (c)  The following sets forth the information required by Item 701 of Regulation S-B:

1. Issuance to Accredited Investors

     1.a. In November 2003, Calais received US$93,600 from Paul Scutt, an accredited investor, in exchange for the issuance to him of 80,000 shares of restricted Calais common stock and 80,000 warrants (exercisable at US$1.50 through November 1, 2004, and US$2.00 thereafter through October 31, 2005).

     (i)  The transaction was effective November 2003.

     (ii)  No underwriters were involved in the transaction. The only person who received securities from us in this transaction was Mr. Scutt.

     (iii)  The securities were sold for cash, and Calais received US$93,600.

     (iv)  The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Mr. Scutt with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that the accredited investor obtained all information regarding Calais Resources he requested, received answers to all questions he posed, and otherwise understood the risks of accepting our securities.

     (v)  There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as described above

     (vi)  We received US$93,600 from the issuance of the shares and used the funds provided for working capital purposes.

     1.b. In November 2003, Calais issued 25,000 shares of its restricted common stock to Patrick McLeery, an accredited investor, for consulting services for a one year period.

     (i)  The transaction was effective November 2003.

     (ii)  No underwriters were involved in the transaction. The only person who received securities from us in this transaction was Mr. McLeery.

     (iii)  The securities were not sold for cash, but rather as partial consideration for the conveyance to Calais of mineral property.

     (iv)  The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Mr.

McLeery with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that the accredited investor obtained all information regarding Calais Resources he requested, received answers to all questions he posed, and otherwise understood the risks of accepting our securities.

     (v)  There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as described above.

     (vi)  We received no cash proceeds from the issuance of the shares and, therefore, cannot report any use of proceeds.

2. Employee and Director Stock Bonuses

     2.a. In December 2003 (but effective upon their acceptance and, when required, filing of the appropriate Forms), Calais issued 215,750 shares of its restricted common stock to certain employees as stock bonuses, which transactions were not deemed to be “sales” for the purposes of the Securities Act of 1933 and which transactions have, as of the date hereof, not yet been completed.

     (i)  The transactions were approved by the Board of Directors on December 13, 2003, but are only effective upon acceptance by the employees, consultants, and directors, and (when required) filing of the appropriate individual reports under the Securities Exchange Act of 1934.

     (ii)  No underwriters were involved in the transaction. The only person who received securities from us in this transaction were seven employees, directors, and consultants.

     (iii)  The securities were not sold, but rather were granted as stock bonuses.

     (iv)  The issuance of the shares was not considered to be a sale since it was intended to compensate for past services. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the directors, employees, and consultants with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that the recipients obtained all information regarding Calais Resources they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

     (v)  There are no conversion rights or exchange rights associated with the shares.

     (vi)  We received no cash proceeds from the issuance of the shares and, therefore, cannot report any use of proceeds.

3. August 2003 financing

     3.a. On August 1, 2003, we completed a financing with a lender (Broadway) who loaned US$4,500,000 to us and took a security interest in the Caribou property to collateralize our repayment obligation. We also issued 8,181,818 shares of our common stock to the lender as a loan origination fee valued at US$0.55 per share.

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

4. Option Exercises

     4.a. On August 29, 2003, Thomas S. Hendricks, president and chairman of the board of directors of Calais Resources, exercised an option to acquire 100,000 shares of common stock for the payment of Cdn$45,000 (Cdn$0.45 per share). On October 24, 2003, Arthur Daher, secretary and a member of the board of directors of Calais Resources, exercised an option to acquire 50,000 shares of common stock for the payment of Cdn$22,500 (Cdn$0.45 per share). In both cases, the options had been outstanding for more than two years.

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

     4.b. During the first quarter (ended August 31, 2003), three holders exercised options to acquire 90,000 shares of common stock for the payment of Cdn$0.45 per share. In all cases, the options had been outstanding for more than two years.

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

     4.c. During the second quarter (ended November 30, 2003), five holders exercised options to acquire 150,000 shares of common stock for the payment of Cdn$0.45 per share. In all cases, the options had been outstanding for more than two years.

     (i)  The transactions were effective during the quarter ended November 30, 2003.

     (ii)  No underwriters were involved in the transaction.

     (iii)  The securities were sold for cash payment of the option exercise price (in all cases, Cdn$0.45 per share).

     (iv)  The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933 inasmuch as the persons acquiring shares pursuant to option exercise were executive officers and directors of Calais Resources or were accredited investors. We did not engage in any public advertising or general solicitation in connection with this transaction.

     (v)  There are no conversion rights or exchange rights associated with the shares.

     (vi)  We received Cdn$67,500 from the issuance of the shares and the funds were used for working capital purposes.

5. Option Grants

     5.a. On August 11, 2003, we granted an option to purchase 1,000,000 shares of our common stock to Matthew C. Witt in connection with his agreement to become Calais Resources’ chief financial officer. Of these options, 500,000 are exercisable at US$3.00 per share, and the remaining are exercisable at US$5.00 per share, in both cases through August 11, 2013, subject to Mr. Witt entering into an appropriate option agreement. The following sets forth the information required by Item 701 in connection with that transaction:

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

     5.b. Effective August 11, 2003, we granted an option to purchase 100,000 shares of our common stock to Robert Akright, vice president of the Company, exercisable through August 11, 2013 at US$.32 per share, subject to Mr. Akright entering into an appropriate option agreement. The following sets forth the information required by Item 701 in connection with that transaction:

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

Item 4: Submission of Matters to a Vote of Security Holders

     Our annual general meeting of shareholders was held on Thursday, December 18, 2003 at which meeting Thomas S. Hendricks, Melvin Martin, and Art Daher were re-elected as directors of the Company, and the shareholders approved the appointment of KPMG LLP as the Company’s independent accountants. As permitted by British Columbia law and procedure, the votes were accomplished upon a show of hands at the meeting with no shareholder dissenting or calling for a ballot vote.

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

     On October 27, 2003 we filed a report on Form 8-K reporting an event under Items 7 (exhibits) and 12 (results of operation or financial condition) which included copies of our Canadian GAAP financial statements and management’s discussion and analysis of those statements mailed to our security holders and filed with Canadian regulatory authorities as required by Canadian law.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwood Village, County of Arapahoe, State of Colorado, on the 16th day of January, 2004.

CALAIS RESOURCES, INC.
(Registrant)

By	/s/ Thomas S. Hendricks

Thomas S. Hendricks,
President, Chief Executive Officer and Director

By	/s/ Matthew C. Witt

Matthew C. Witt,
Chief Accounting Officer and Chief Financial Officer

INDEX TO EXHIBITS

31. Certification pursuant to Sarbanes-Oxley Section 302

32. Certification pursuant to 18 U.S.C. Section 1350