Form 10QSB
period 2004-02-29
CALAIS RESOURCES INC
filed 2004-04-14
CIK 1044650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the quarterly period ended February 29, 2004

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act.

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
Yes [ ]  No [X]

The number of shares outstanding of the registrant’s Common Stock, no par value, was 20,018,453 at February 29, 2004.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

Calais Resources, Inc.

FORM 10-QSB

Part I: Financial Information
Item 1: Interim Financial Statements
Interim Consolidated Balance Sheet as of February 29, 2004 (unaudited)
Interim Consolidated Statements of Operations and Deficit for the Three and Nine Months Ended February 29, 2004 and 2003 (unaudited)
Interim Consolidated Statements of Cash Flows for the Nine Months Ended February 29, 2004 and 2003 (unaudited)
Notes to Interim Consolidated Financial Statements (unaudited)
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3: Controls and Procedures
Part II: Other Information
Item 1: Legal Proceedings
Item 2: Changes in Securities and Use of Proceeds
Item 3: Defaults upon Senior Securities
Item 4: Submission of Matters to a Vote of Security Holders
Item 5: Other Information
Item 6: Exhibits and Reports on Form 8-K
Signatures
Settlement Agreement and General Mutual Releases
Purchase Option Agreement
Extension of Purchase Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to 18 U.S.C. Section 1350

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

     The following table sets forth the range of high and low rates of exchange for the Canadian Dollar to the U.S. Dollar for each month in the current fiscal year ended March 31, 2004.

     For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to buy one U.S. Dollar. The average rate means the average of the exchange rates on the last day of each month during the period. The rate of exchange on March 31, 2004 was Cdn$.76, meaning that at that date Cdn$.76 would purchase US$1.00, or US$1.31 would purchase Cdn$1.00.

Month ended	High	Low
March 31, 2004	$1.35	$1.31
February 29, 2004	$1.34	$1.31
January 31, 2004	$1.33	$1.27
December 31, 2003	$1.33	$1.26
November 30, 2003	$1.33	$1.29
October 31, 2003	$1.35	$1.30
September 30, 2003	$1.38	$1.33
August 31, 2003	$1.41	$1.38
July 31, 2003	$1.41	$1.33
June 30, 2003	$1.38	$1.33
May 31, 2003	$1.44	$1.34

Item 1: Interim Consolidated Financial Statements

See financial statements immediately following the signature page.

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

General Discussion

     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in Canada. There are several differences in determining expenses and net loss between Canadian GAAP and US GAAP. Revenues remain the same at nil under both Canadian and US GAAP. The information as at February 29, 2004 and for the nine months ended February 29, 2004 and February 28, 2003 is as follows:

	US GAAP, nine mos ended Feb.29		Cdn GAAP, nine mos ended Feb. 29
	2004	2003	2004	2003
Revenues	Cdn$0	Cdn$0	Cdn$0	Cdn$0
Net Loss	Cdn$(4,783,920)	Cdn$(1,133,306)	Cdn$(3,320,271)	Cdn$(547,073)
Net Loss per share	Cdn$(0.30)	Cdn$(0.11)	Cdn$(0.21)	Cdn$(0.05)

	US GAAP, as at		Cdn GAAP, as at
	February 29, 2004	May 31, 2003	February 29, 2004	May 31, 2003
Total Assets	Cdn$ 6,404,966	Cdn$ 378,147	Cdn$20,540,862	Cdn$13,584,699
Total Liabilities	Cdn$11,804,981	Cdn$ 8,515,075	Cdn$11,372,062	Cdn$ 8,042,886
Shareholders’ Equity (Deficit)	Cdn$(5,400,015)	Cdn$(8,136,928)	Cdn$ 9,168,800	Cdn$ 5,541,813

     The primary reasons for the increase in loss under US GAAP over Canadian GAAP are the following:

•	exploration expenditures are capitalized under Canadian GAAP, but expensed under US GAAP. This resulted in expenses under US GAAP (but not under Canadian GAAP) of Cdn$929,344 during the first nine months of fiscal 2004 as compared to expenses of Cdn$465,056 in the same period of fiscal 2003.

•	stock based compensation to employees for variable and fixed based plans are recognized under US GAAP, but not under Canadian GAAP. This resulted in an expense under US GAAP (but not under Canadian GAAP) of Cdn$573,575 during the first nine months of fiscal 2004 as compared to stock-based compensation expenses of Cdn$160,012 under Canadian GAAP in the same period of fiscal 2003.

•	the fair value of the debenture conversion option is being expensed under Canadian GAAP while no expense for beneficial conversion option is recognized under US GAAP. This resulted in expenses under Canadian GAAP (but not under US GAAP) of Cdn$39,270 during the first nine months of fiscal 2004 as compared to expenses of Cdn$38,835 in the same period of fiscal 2003.

     These differences are explained in much greater detail in note 10 to the consolidated financial statements included in this report.

Summary

     We are in the business of acquiring and exploring properties potentially valuable for precious metals such as gold and silver, with the aim of bringing them to a stage where they can be exploited for a profit. At that stage, our operations would to some extent be dependent on the world market prices of any mineral produced. We do not have any mineral interests with mineral reserves (as that term is defined under SEC Guide 7 for use in the United States) or with any production of minerals. Operations on the properties in which we hold mineral interests are exploratory searches for commercially producible deposits. We are dependent on investment capital and loans to finance our activities. As noted above and in more detail below, our working capital has increased since May 31, 2003, but has decreased from Cdn$5,170,000 at August 31, 2003 to Cdn$1,130,000 at February 29, 2004. We cannot offer any assurance that we will be able to obtain the necessary financing to continue our operations.

     Nearly all of our activities are directed to exploration programs and our corporate administration and regulatory compliance. Yearly and quarterly variations in expenditures on our mineral projects generally reflect increases or decreases in specific exploration costs based on previous results and our decisions regarding the allocation of exploration expenditures between projects.

Results of Operations

     The following table sets forth, for the periods indicated, statement of operations data. The table and the discussion below should be read in conjunction with the interim consolidated financial statements and the notes thereto appearing elsewhere in this report.

	Nine Months Ended February 29,
	2004	2003	2004	2003
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Operating revenues	0	0	0	0
Operating expenses	(4,789,252)	(1,134,836)	(3,325,603)	(548,603)
Other income	5,332	1,530	5,332	1,530
Net loss	(4,783,920)	(1,133,306)	(3,320,271)	(547,073)
Net loss per share	(0.34)	(0.09)	(0.21)	(0.05)
Weighted avg shares	16,082,509	10,717,829	16,082,509	10,717,829

Revenues

     We have not received any operating revenues and we do not expect to receive any operating revenues until, if ever, we produce minerals for sale from any of our properties or we enter into business arrangements with third parties by which those third parties pay us a management or other fee. At the present time we are not anticipating any mineral production during the remaining months of our 2004 fiscal year (which ends May 31, 2004) or any other operating revenues. We also do not expect to commence mineral production during our 2005 fiscal year or receive any operating revenues during that period from our Caribou Colorado property mineral interests or our mineral interests in Nevada. During our 2005 fiscal year we will attempt to commence a small placer operation on our Panama properties if we can obtain the necessary financing to do so. Even if we are able to commence that operation (which is required by our agreements for that property), it is not expected to be significant enough to generate profits, but rather (if successful) may serve as a method to generate revenue to continue further placer and initial hard rock explorations.

     We do receive revenues from funds on deposit (interest) and foreign currency gains (or losses) which result from changes in the exchange rate between the Canadian dollar and the United States dollar. We do not expect these sources of revenues to be significant.

Operating Expenses

     Our operating expenses increased during the nine months ended February 29, 2004 as compared to the same period of the previous year. The principal reason for the increase in expenses derived from the fact that we increased our operations as a result of funds made available to us in August 2003.

     During the nine months ended February 29, 2004, our most significant expense increase was bank charges and interest, which amounted to Cdn$2,201,190 for the nine months ended February 29, 2004 as compared to Cdn$510,907 during the same period of the prior year. These costs increased more than four times, mostly as a result of the expensing of the fair value attributed to the 8,181,818 shares of stock given to Broadway Mortgage as a loan origination fee for the August $4,500,000 million loan. The value of the shares given as a loan origination fee was valued by Calais at US$0.55 per share, based on the market price of the Company’s common stock at the time of the agreement, for a total loan origination fee of US$4,500,000. The loan origination fee is being amortized over the 24 month term of the loan, reflecting monthly interest and bank charges of US$187,500 per month that was not present in the prior period.

     For US GAAP purposes, a significant contributor to our net losses were our mineral interest exploration expenditures of Cdn$929,344 during the nine months ended February 29, 2004, as compared to Cdn$160,012 during the same period of the prior year. We have used our funds to explore our mineral projects and increase the information available about the mineralization, especially the Caribou interests in Colorado. We anticipate continuing to spend funds on exploration work to the extent we have sufficient capital to do so. These expenses are capitalized for purposes of Canadian GAAP but not for the purposes of US GAAP.

     Many of our other expenses increased during the first three quarters of fiscal 2004 because we were more active during that period:

•	refinancing our loan with Peak National Bank;

•	general financing costs;

•	commencing drilling operations;

•	opening a corporate office in the Denver, Colorado area and hiring additional staff;

•	bringing many of our general and administrative operations and reporting requirements up to date; and

•	payment in the form of bonus stock, of wages to our employees and directors of Cdn$497,250.

     In addition, under US GAAP, we recognized significant additional expenses that were not recognized under Canadian GAAP, which lead to significantly greater operating losses and net losses under US GAAP than under Canadian GAAP. These included:

•	Cdn$929,344 expense recognized under US GAAP (but not Canadian GAAP) for exploration expenditures on our mineral projects. These expenses were capitalized under Canadian GAAP. During the same period of our 2003 fiscal year, we recognized an expense of Cdn$465,056 under US GAAP in this category, reflecting significantly less mineral exploration activity because we had less funds available to us.

•	Cdn$573,575 expense recognized under US GAAP (but not Canadian GAAP) for stock-based compensation expense. We follow the settlement method under Canadian GAAP and, as a result, do not record an expense when we award equity compensation to our directors and employees. During the first two quarters of our 2003 fiscal year, we recognized an expense recovery of Cdn$77,131 under US GAAP in this category, but because of variable stock compensation costs in the third quarter, recognized an expense of Cdn$160,012 for the nine month period.

     Mineral exploration expenditures increased because we have more funds available as a result of the funds made available by the August financing. We are continuously looking for additional financing necessary to meet our exploration plans and operational needs.

     Our professional fees increased by more than five times during the first three quarters of fiscal 2004 as compared to the same period of fiscal 2003 because of increased indirect costs in connection with the June refinancing of debt, the August financing, and the need to comply with our reporting obligations in the United States and Canada. We anticipate that our professional fees will continue to increase because of our increased activity and because we are now subject to increased filing obligations with the United States Securities and Exchange Commission inasmuch as we are no longer considered to be a “foreign private issuer” under the Securities Exchange Act of 1934, as amended.

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

	As at
	2/29/2004	5/31/2003	2/29/2004	5/31/2003
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Total assets	6,404,966	378,147	20,540,362	13,584,699
Total liabilities	11,804,981	8,515,075	11,372,062	8,042,866
Working capital (deficit)	1,129,961	(3,134,669)	1,129,961	(3,134,669)

	As at
	2/29/2004	5/31/2003	2/29/2004	5/31/2003
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Shareholders’ Equity (Deficit)	(5,400,015)	(8,136,928)	9,168,800	5,541,813

	For the nine months ended February 29,
	2004	2003	2004	2003
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Cash flow provided by (used in)
Operations	(2,547,184)	(258,820)	(1,632,577)	(12,790)
Financing	2,653,294	260,692	2,860,880	270,091
Investing	(95,486)	0	(1,010,093)	(246,030)
Increase in cash during period	210,624	1,872	218,210	11,271

Working Capital

     At February 29, 2004, our working capital (current assets less current liabilities) was significantly greater than at our last fiscal year end entirely due to the completion of the August financing. At February 29, 2004, our working capital decreased by about Cdn$1,700,000 as compared to August 31, 2003, because of increased expenditures made possible by the August financing. These included expenditures for exploration of our mineral projects as well as increased general and administrative expenses. We anticipate that our working capital will continue to decrease until, if ever, we obtain additional financing or our operations become profitable. Since we have no current plans to achieve any significant production of our mineral resources, we will be dependent on our remaining working capital and additional financing for the foreseeable future.

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

     In general, we expect that our working capital will continue to decrease over time as we continue to use our capital and cash flows from revenues for operations, mineral exploration and other expenses. We expect that our subsequent quarters in fiscal 2004 will show greater decreases in our available working capital because of our increased rate of expenditure due to increased mineral exploration activity and general and administrative operations anticipated as described above under “Results of Operations.”

     We continually monitor our working capital situation compared to our operating activites and corporate requirements, and we will seek additional financing, as needed, to maintain our planned operating activities. We have not commenced any definitive discussions with prospective financing sources, however, and there can be no assurance that financing will be available when needed, on reasonable terms, if at all.

     The Company is actively pursuing various options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No agreements with potential lenders or investors have been reached yet and there can be no assurance that such agreements will be reached.

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

Capital Resources

     Under Canadian GAAP, we capitalize substantially all of our mineral exploration expenditures. Under Statement of Financial Accounting Standards No. 144 (“SFAS 144”;

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

     Furthermore, SFAS 144 requires that all mineral exploration costs be expensed as incurred until commercially minable deposits are determined to exist within a particular property as cash flows cannot be reasonably estimated prior to such determination.

     Accordingly, the principal difference between US GAAP and Canadian GAAP is that we have expensed all of our mineral exploration expenditures under US GAAP while we have capitalized them under Canadian GAAP. Whereas our balance sheet under Canadian GAAP reflects a book value of our mineral interests at February 29, 2004 of Cdn$14,135,896 (Cdn$13,206,552 at May 31, 2003), the book value of those same assets under US GAAP at those dates is Cdn$0.

     The other principal component of capital resources as reflected on our balance sheet is our current assets. These increased under both US GAAP and Canadian GAAP (since there were no adjustments) due entirely to the financing completed in August 2003 as described above. Since August 2003, we have been expending our current assets for our operations (including mineral exploration), and our working capital has decreased by approximately Cdn$4,404,000 since August 31, 2003.

     We have pledged our mineral and property interests in our Caribou project to collateralize repayment of the US$4,500,000 loan that we received in August 2003. To the extent we are unable to repay the loan when due and if we are unable to extend the loan at that time, the holders of the mortgage will be entitled to foreclose on the property and take title to and possession of our most significant asset.

Cash Flows

     Under Canadian GAAP, cash flows relating to mineral property exploration expenditures are reported as investing activities. These expenditures amounted to Cdn$914,607 for the three quarters ended February 29, 2004 as compared to Cdn$246,030 for the same period of our prior fiscal year. For U.S. GAAP purposes, these costs are characterized as operating activities.

     In addition, under U.S. GAAP financing activities would include financing through the Company’s bank indedtedness which is not included under Canadian GAAP.

     In summary, however, our use of cash in operating activities increased under both Canadian and US GAAP during the nine months ended February 29, 2004 as compared to the same period of the prior year. Our increased operations during that period were financed by the funds made available by the August financing discussed above. The August financing also accounts for the increase in cash flow from financing activities during the three quarters ended February 29, 2004, as compared to the same period of the prior year.

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

     The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at February 29, 2004, there were certain conditions that currently exist which raise substantial doubt about the validity of this assumption. The Company anticipates the need to raise additional capital to accomplish its budgeted expenditures. These private placements are not assured. Failure to raise additional funds may result in the Company being unable to complete its planned programs to comply with its obligations relating to its various mining interests, curtailing operations or writing down its assets.

     For Canadian GAAP purposes, the Company capitalizes exploration costs incurred as property, plant and equipment pursuant to EIC-126 and related guidance. There are opposing views that exploration costs should be considered to be intangible assets and should be expensed as incurred until such time as probable and provable mineral reserves are established. If the Company were to adopt the opposing view that exploration costs were intangible assets, these assets would be written off completely and the recording of mineral interests of the Company under Canadian GAAP would be identical to the treatment applied to mineral interests currently applied under US GAAP.

     The recoverability of the capitalized mineral interest costs includes considerations primarily of management’s plans for the exploration and holding of our mineral interests and expectations with respect to the property, potential mineralization, costs to recovery, commodity prices and the potential for third party agreements. Certain of these factors are beyond the Company’s control. Other factors, such as management’s plans and expectations, while supporting continued capitalization at this time may change and that change may be material to the financial statements. In the event a mineral interest proves not to have sufficient recoverable resources, or if removal of the resources is not economically feasible once the resources have been proven, the mineral interest may become impaired and the impairment may be material to the financial statements.

Recent Accounting Pronouncements

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

     The CICA has issued Section 3110, “Asset Retirement Obligations”. Section 3110 establishes standards for the recognition, measurement and disclosure of liabilities for asset retirement obligations and the associated asset retirement costs. An asset retirement obligation is a legal obligation associated with the retirement of a tangible long-lived asset that an entity is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. Section 3110 should be applied for fiscal years beginning on or after January 1, 2004. Earlier application is encouraged. The Company does not believe the adoption of this statement did not have a material impact on our financial position or results of operations.

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

     Section 3870, Accounting for Stock-based Compensation and Other Stock-based Payments— was amended to require public enterprises to adopt the fair value based method for purposes of recognition and measurement in fiscal years commencing on or after January 1, 2004. Public enterprises, which had not previously adopted the fair value based method for purposes of recognition and measurement, must apply the method to awards granted on or after January 1, 2002 with or without restatement. Because Section 3870 previously applied to certain other types of awards (non-employee awards, and employee awards that settle net for cash, other assets or equity instruments, or direct awards of stock), the real effect of this amendment is to require companies to expense employee stock options. The Company will adopt this statement effective June 1, 2004, without restatement, which will result in an adjustment to opening retained earnings and share capital at June 1, 2004. The company has not yet quantified the impact of this restatement.

     The provisions of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. This Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This Statement may impact Calais if the existing convertible debentures are modified as contemplated and described in Item 5 — Other Information.

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

     1.c. On February 12, 2004, we issued 2,000 shares of our restricted common stock to Dirk Larsen as partial consideration for acquisition of mineral properties in Boulder County, Colorado (valued at $4,900).

     (i) The transaction was effective February 12, 2004.

     (ii) No underwriters were involved in the transaction. The only person who received securities was Mr. Larsen.

     (iii) The securities were not sold for cash, but were sold in partial consideration for the acquisition of mineral properties.

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Mr. Larsen with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that the accredited investor obtained all information regarding Calais Resources he requested, received answers to all questions he posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights associated with the shares.

     (vi) We received no cash from the sale of the shares and, therefore, there is no use of proceeds.

2. Employee and Director Stock Bonuses

     2.a. In December 2003 (but effective upon their acceptance and, when required, filing of the appropriate Forms), Calais issued 215,750 shares of its restricted common stock to certain employees as stock bonuses, which transactions were not deemed to be “sales” for the purposes of the Securities Act of 1933.

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

     4.d. During the third quarter (ended February 29, 2004), Thomas Patton, formerly a director of Calais, exercised options to acquire 100,000 shares of common stock for the payment of Cdn$0.45 per share. In all cases, the options had been outstanding for more than two years.

     (i) The transactions were effective during January 2004.

     (ii) No underwriters were involved in the transaction.

     (iii) The securities were sold for cash payment of the option exercise price (in all cases, Cdn$0.45 per share).

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933 inasmuch as Mr. Patton was formerly a director of Calais Resources and is an accredited investor. We did not engage in any public advertising or general solicitation in connection with this transaction.

     (v) There are no conversion rights or exchange rights associated with the shares.

     (vi) We received Cdn$45,000 from the issuance of the shares and the funds were used for working capital purposes.

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

     (v) There are no conversion rights or exchange rights associated with the option. Subject to Mr. Witt entering into an option agreement as described above, the option is exercisable to purchase shares of our common stock until August 11, 2013 at US$3.00 per share (for 500,000 shares) and US$5.00 per share (for 500,000 shares).

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

     On March 8, 2004, we entered into an agreement with Marlowe Harvey and his related entities by which Calais and Mr. Harvey resolved a number of issues that have arisen between them, some of which have been previously discussed in Calais’ Form 20-F and other reports. Under the agreement,

•	Mr. Harvey and Calais agreed on a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of Aardvark Agencies, Inc. (“AAI”) in the Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728 which is included in the debentures in our financial statements) and AAI’s right to convert that debenture before it is paid;

•	Further defining Calais’ right to borrow against, enter in and upon those properties, construct buildings and mines on those properties, and remove and sell minerals from those properties for Calais’ own account;

•	Mr. Harvey and his related companies have agreed to assign their interests in the Manhattan project to Calais and agreed to assist Calais in obtaining (not later than December 31, 2005) the entire right, title and interest in the Manhattan project from all parties. Mr. Harvey and his related companies have not formally made this assignment yet. Upon receipt of the initial assignment, Calais will pay one of Mr. Harvey’s affiliated companies 250,000 shares of Calais restricted stock. Calais agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock to Argus Resources, Inc., one of Mr. Harvey’s affiliated companies if Calais identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces.

•	Mr. Harvey and his related persons agreed to comply with their shareholder filing obligations in the United States and Canada (if any) not later than April 30, 2004. Mr. Harvey has also returned a stock option agreement to Calais which defines the option to acquire 82,500 shares of Calais common stock granted to him in November 2002 which he continues to hold. That option expires (unless exercised) on November 15, 2004, and has an exercise price of US$0.80 per share.

•	Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$.55.

•	Calais agreed to retain Mr. Harvey as a consultant for one year at US$3,000 per month.

     To facilitate the settlement, Thomas S. Hendricks agreed to transfer to Mr. Harvey a debenture he holds for Cdn$984,000 that Mrs. Harvey assigned to him in 2000. In addition, Calais, Mr. Harvey, and his related entities entered into mutual releases. Calais has previously announced that it does not intend to expend any significant exploration dollars on the Manhattan property until such time as it has received further assurances as to title.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Settlement Agreement and General Mutual Releases between Calais Resources, Inc., Marlowe Harvey, and others, dated March 8, 2004

10.2	Purchase Option Agreement between Calais Resources, Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc., dated February 28, 2003

10.3	Extension of Purchase Option Agreement and Partial Acknowledgement of Performance, dated January 31, 2004, relating to Exhibit 10.2

31.	Certification pursuant to Sarbanes-Oxley Section 302

32.	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

     Calais has filed the following reports on Form 8-K during the period included within this report:

Dated (filed)	Items included	Description
Feb. 19, 2004 (Feb. 19, 2004)	5, 7, and 12	describing the further results of a disclosure review by the BCSC and a press release attached as an exhibit.

Jan. 19, 2004 (Jan. 20, 2004)	5, 7 and 12	describing the results of a disclosure review by the BCSC and a press release attached as an exhibit

Dated (filed)	Items included	Description
Oct. 20, 2003 (Oct. 27, 2004)	7 and 12	This reported the release of our Canadian financial statements, and included copies of those financial statements and the related management’s discussion and analysis as an exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwood Village, County of Arapahoe, State of Colorado, on the 13th day of April, 2004.

Calais Resources, Inc.
(Registrant)

By	/s/ Thomas S. Hendricks

Thomas S. Hendricks,
President, Chief Executive Officer and Director

By	/s/ Matthew C. Witt

Matthew C. Witt,
Chief Accounting Officer and Chief Financial Officer

Interim Consolidated Financial Statements of

CALAIS RESOURCES INC.

Nine months ended February 29, 2004
(Unaudited)

CALAIS RESOURCES INC.

Interim Consolidated Balance Sheet
(Expressed in Canadian Dollars)

February 29, 2004 and May 31, 2003

	February 29,	May 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$210,624	$—
Accounts receivable, net of allowance for doubtful accounts of $nil	708	—
Deferred and prepaid financing fees (Note 3)	1,295,048	—
Assets held for sale	283,301	283,301

	1,789,681	283,301
Deferred and prepaid financing fees (Note 3)	4,448,794	—
Mineral interests (Note 4)	14,135,896	13,206,552
Capital assets	166,491	94,846

	$20,540,862	$13,584,699

Liabilities and Shareholders’ Equity
Current liabilities:
Bank indebtedness	$—	$7,586
Accounts payable and accrued liabilities	305,403	974,816
Advances from shareholders	342,781	697,573
Current portion of long term debt (Note 5)	11,536	1,642,200
Note payable	—	95,795

	659,720	3,417,970
Long term debt (Note 5)	6,076,070	—
Debentures (Note 6)	4,636,272	4,624,916
Shareholders’ equity:
Capital stock (Note 7)	30,404,738	23,457,480
Deficit	(21,235,938)	(17,915,667)

	9,168,800	5,541,813

	$20,540,862	$13,584,699

Approved by the Directors:

     Thomas Hendricks Director

     Art Daher, Director

CALAIS RESOURCES INC.

Interim Consolidated Statements of Operations and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

	Three	Three	Nine	Nine
	months	months	months	months
	ended	ended	ended	ended
	February 29	February 28	February 29	February 28
	2004	2003	2004	2003
Revenue	$—	$—	$—	$—
Expenses (income):
Accounting	86,166	—	118,198	426
Advertising	9,763	—	23,409	273
Amortization	5,742	1,358	14,004	4,075
Automotive	20,456	—	20,456	—
Bank charges and interest	783,934	68,614	2,201,190	510,907
Foreign exchange loss (gain)	130,623	(126,000)	(169,906)	(129,764)
Freight and postage	4,189	548	8,102	3,051
Gain on settlement of debts	(45,105)	—	(129,141)	—
Insurance and licenses	931	—	10,568	451
Office and miscellaneous	13,706	1,518	28,276	13,021
Professional fees	152,577	13,199	321,440	63,973
Public relations	—	808	278	2,400
Rent	6,644	3,000	11,762	10,503
Telephone and utilities	23,311	6,554	39,463	18,941
Transfer agent fees	2,223	—	6,575	3,939
Travel	83,663	—	118,080	1,618
Wages and consulting fees	602,109	36,900	702,849	44,789

	1,880,932	6,499	3,325,603	548,603

Loss from operations	(1,880,932)	(6,499)	(3,325,603)	(548,603)
Other income:
Miscellaneous	71	5	5,332	1,530

Net loss for the period	(1,880,861)	(6,494)	(3,320,271)	(547,073)
Deficit, beginning of period	(19,355,077)	(17,864,387)	(17,915,667)	(17,323,808)

Deficit, end of period	$(21,235,938)	$(17,870,881)	$(21,235,938)	$(17,870,881)

Net loss per share, basic and diluted	$(0.09)	$(0.00)	$(0.21)	$(0.05)

Weighted average common shares, basic and diluted	19,689,725	10,914,218	16,082,509	10,717,829

CALAIS RESOURCES INC.

Interim Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

	Nine months ended	Nine months ended
	February 29	February 28
	2004	2003
Cash flows provided by (used in):
Operations:
Loss for the period	$(3,320,271)	$(547,073)
Items not involving cash:
Accretion interest expense	39,270	38,835
Amortization	14,004	4,075
Amortization of deferred and prepaid financing fees	2,350,858	—
Shares issued for services	520,235	143,234
Warrants issued (cancelled) for services	(205,645)	205,645
Gain on settlement of debts	(129,141)	—
Loss on settlement of accounts payable and accrued liabilities with issuance of shares	—	1,911
Foreign exchange gain	(169,906)	(129,764)
Change in non-cash operating working capital:
Restricted cash	—	67,415
Accounts receivable	(708)	—
Accounts payable, accrued liabilities and foreign exchange adjustments	(731,273)	202,932

	(1,632,577)	(12,790)
Financing:
Repayment of bank loans	(1,642,200)	—
Interim loan proceeds	700,000	—
Repayment of interim loan	(700,000)	—
Long term debt proceeds	4,634,055	—
Advances from (to) shareholders	(354,792)	83,861
Debentures repaid	(27,914)	—
Issue of capital stock	347,526	90,021
Note payable	(95,795)	96,209

	2,860,880	270,091
Investing:
Mineral interests	(914,607)	(246,030)
Additions to capital assets	(95,486)	—

	(1,010,093)	(246,030)

Increase in cash	218,210	11,271
Bank indebtedness, beginning of period	(7,586)	(9,399)

Cash, end of period	$210,624	$1,872

Supplementary cash flow information:
Interest paid	$54,987	$104,447

Income taxes paid	—	—

Non-cash transactions:
Common shares issued for financing fee	6,280,242	—

Amortization capitalized to mineral interests	9,837	20,521

Common shares issued to settle accounts payable and accrued liabilities	—	38,800

Common shares issued for mineral interests	4,900	82,000

Accrued costs capitalized to mineral interests	—	116,505

CALAIS RESOURCES INC.
Notes to Interim Consolidated Financial Statements
Expressed in Canadian Dollars

Nine months ended February 29, 2004
(Unaudited)

1.	General and future operations:

Calais Resources Inc. (the “Company”) was incorporated under the laws of the Province of British Columbia on December 30, 1986. The Company is currently in the process of exploring various mineral interests to determine whether these interests contain ore reserves that are economically recoverable. The recoverability of the amounts shown for the mineral interests and related deferred costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete exploration and upon future profitable production.

These interim consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is doubt about the appropriateness of the use of the going concern assumption because the Company has experienced losses and negative cash flow from operations over a number of years and the Company has significant immediate commitments to spend funds on exploration.

The Company is actively pursuing various additional options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No agreements with potential lenders or investors have been reached yet and there can be no assurance that such agreements will be reached.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond February 28, 2005.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 20-F in conjunction herewith. Operating results for the nine months ended February 29, 2004 are not necessarily indicative of the results that can be expected for the year ended May 31, 2004.

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

The Company’s financial instruments consist of cash and cash equivalents, bank indebtedness, accounts receivable, accounts payable and accrued liabilities, note payable, bank loans, debentures and advances from shareholders. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments except for foreign exchange risk on its bank loans (Note 5). The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

(f)	Mineral interests:

The Company is engaged in the acquisition and exploration of mineral properties. All acquisition, exploration and related direct overhead expenditures are deferred and will be depleted over the estimated life of the property. The estimated life of a mineral interest depends on whether the mineral interest contains economically recoverable reserves that can be brought into production. The costs relating to a mineral interest abandoned are written off when the decision to abandon is made.

The total amount recorded for mineral interests and deferred exploration expenditures represents costs incurred to date and does not reflect present or future values.

Proceeds from disposition of mineral interests are normally credited to the capitalized costs with no gain or loss being recognized unless the sale is significant to the capitalized property costs. For such significant dispositions, a gain or loss would be recognized.

In March 2000, the Accounting Standards Board of the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline No. 11 entitled Enterprises in the Development Stage — (AcG 11). The guideline addresses three distinct issues: (i) capitalization of costs/expenditures, (ii) impairment and (iii) disclosure. Prior to its issuance, development stage entities were exempt from following certain aspects of Canadian GAAP. AcG 11 requires that all companies account for transactions based on the underlying characteristics of the transaction rather than the maturity of the enterprise. In addition, AcG 11 requires specific disclosure of information by development stage companies.

In March 2002, the Emerging Issues Committee of the CICA issued EIC-126 – “Accounting by Mining Enterprises for Exploration Costs” which interprets how AcG 11 affects mining companies with respect to the deferral of exploration costs. EIC-126 refers to CICA Handbook Section 3061 “Property, Plant and Equipment”, paragraph .21, which states that for a mining property, the cost of the asset includes exploration costs if the enterprise considers that such costs have the characteristics of property, plant and equipment. EIC-126 then states that a mining enterprise that has not established mineral reserves objectively, and therefore does not have a basis for preparing a projection of the estimated cash flow from the property is not precluded from considering the exploration costs to have the characteristics of property, plant and equipment. EIC-126 also sets forth the Committee’s consensus that a mining enterprise in the development stage is not required to consider the conditions in AcG-11 regarding impairment in determining whether exploration costs may be initially capitalized. With respect to impairment of capitalized exploration costs, EIC-126 sets forth the Committee’s consensus that that a mining enterprise in the development stage that has not established mineral reserves objectively, and therefore does not have a basis for preparing a projection of the estimated cash flow from the property is not obliged to conclude that capitalized costs have been impaired.

However, such an enterprise should consider the conditions set forth in AcG-11 and CICA Handbook Section 3061 in determining whether subsequent write-down of capitalized exploration costs related to mining properties is required.

The Company considers that exploration costs have the characteristics of property, plant and equipment, and, accordingly, defers such costs. Furthermore, pursuant to EIC-126, deferred exploration costs would not automatically be subject to regular assessment of recoverability, unless conditions, such as those discussed in AcG 11 exist.

AcG 11 also provides guidance on measuring impairment of when pre-operating costs have been deferred. While this guidance is applicable, the Company does not believe its application will result in impairment.

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

The fair value of options granted to employees in the nine months ended February 29, 2004 was $1.17 (nine months ended February 28, 2003 – $0.31) per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003
Net loss, as reported	$(1,880,861)	$(6,494)	$(3,320,271)	$(547,073)
Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	—	—	(1,288,200)	(25,375)

Pro forma loss	$(1,880,861)	$(6,494)	$(4,608,471)	$(572,448)

Pro forma loss per share, basic and diluted	$(0.09)	$(0.00)	$(0.29)	$(0.05)

Stock-based compensation is calculated based upon the following weighted average assumptions:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	February 29,	February 28,	February 28,	February 28,
	2004	2003	2004	2003
Expected life of options	—	—	4.7 years	2.0 years
Expected stock price volatility	—	—	298%	329%
Expected dividend yield	—	—	0%	0%
Risk free interest rate	—	—	4.83%	3.55%

3.	Deferred and prepaid financing fees

	February 29,
	2004	May 31, 2003
	(Unaudited)
Deferred and prepaid financing fees consist of the following:
Deferred financing fee	$6,280,242	$—
Prepaid interest (Note 5(b))	1,814,458	—

	8,094,700	—

Less: Accumulated amortization	(2,350,858)	—

	5,743,842	—
Less: Current portion	(1,295,048)	—

	$4,448,794	$—

Deferred and prepaid financing fees is being amortized on a straight line basis over two years, the term of the related debt.

4.	Mineral Interests

	February 29,
	2004	May 31, 2003
	(Unaudited)
Nevada U.S.A.	$3,608,796	$3,449,004
Colorado, U.S.A.	9,989,069	9,466,230
Panama, Central America	538,031	291,318

	$14,135,896	$13,206,552

Title to mineral interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mineral interests. The Company has investigated title to all of its mineral interests and, to the best of its knowledge, title to all of its mineral interests are in good standing, except for the Nevada interests as described below. All of the interests in are located outside Canada. The Company is therefore relying on title opinions by legal counsel who are basing such opinions on the laws of the respective country.

(a)	Nevada, U.S.A.:

In December 1994, the Company paid US$1,176,000 to a then director for a 51% interest in various properties in Nevada known as the Manhattan project. The Company also agreed to acknowledge the 5% net smelter return royalty on certain claims in that project to the previous director. It appears that the director owned no interest in these properties at that time, although he believes that he had and still has rights to acquire interests in those properties. We are attempting to determine title to these properties. In October 2003 we received some title information relating to these properties which consist of 28 patented mining claims and 147 unpatented mining claims. Certain of these claims overlie other claims. Based on the preliminary research done to date, the claims appear to be owned of record by one or more of the following (collectively, the “Manhattan Parties”):

- Argus Resources, Inc. (a Nevada corporation affiliated with Marlowe Harvey who advises the Company that he and his spouse indirectly owns approximately 26% of the outstanding Argus Resources stock),

- Nevada Manhattan Mines, Inc. (a publicly-held Nevada corporation which appears not to have filed any reports with the Securities and Exchange Commission since April 10, 2000),

- White Cap Mines, Inc. (a Nevada corporation owned by Marlowe Harvey), and

- an individual named Anthony Selig of Las Vegas, Nevada and various entities owned by Mr. Selig. Based on a preliminary review of the documents, it appears that Calais has at best a right to acquire the properties.

The Company entered into an agreement and settlement dated September 7, 2000 with Nevada Manhattan Mining Incorporated (“NMMI”) to settle and purchase its interest in the property (the “NMMI Settlement”) in which the Company agreed to make four annual payments of US$75,000. During the term of the agreement the Company has agreed to pay NMMI a 2% net smelter return royalty. The Company can purchase the entire NMMI interest and royalty for US$7.5 million, payable over 30 years. The total amount payable would be reduced by any production royalties paid.

In March 2004, we entered into a settlement agreement with the Manhattan Parties by which they agreed to convey all of their interests in the Manhattan project to Calais. The Manhattan Parties also agreed to “convey, help to convey, or cause others to convey the Manhattan project to Calais so that Calais will receive title to the entire right, title and interest” (a 100% interest) in the Manhattan project. The Manhattan Parties agreed to complete this by December 31, 2005. Calais agreed to issue 250,000 shares to the Manhattan Parties upon accomplishment of the transference of marketable title, and an additional 2,500,000 shares should Calais’ work on the property establish at least 2,000,000 ounces of Indicated or Measured Mineral Resources as determined by a Qualified Person in accordance with Canadian standards. Calais agreed to perform certain exploration work upon the receipt of marketable title.

Calais has continued to maintain those properties for several years by paying property taxes on the patented mining claims, the assessment work obligations on the unpatented claims and has made the required annual payments to NMMI under the NMMI Settlement agreement.

(b)	Colorado, U.S.A.:

Included in the Colorado mineral interests is a 100% working interest in the Consolidated Caribou-Cross-Comstock-Panadora district mine area which the Company acquired in 1997 for US $4,000,000 in stock, cash and final property payments. After acquisition of 100% working interest the seller retains a 2% net smelter royalty interest in the property. The Company has the right to buy-back half of the net smelter royalty (1%) for US $750,000. During 2000, the Company acquired 100% ownership of 10 patented claims that are continuations of the historic Boulder County and Cardinal vein systems. The Colorado mineral interests contain a well-documented mineral resource (determined in accordance with Canadian Standards) of 424,500 ounces of gold and 11,725,000 ounces of silver.

As a result of agreements entered into in 2000 to provide financing to Calais, Aardvark Agencies, Inc. (“AAI”) owns a portion of the Caribou property. The parties clarified the earlier agreements in March 2004, and as a result Calais may repurchase (through August 31, 2011) by repaying the Cdn$747,728 debenture (included in the debentures described in Note 6) that AAI holds (subject to the holder’s right to convert the debenture into Calais common stock in accordance with the terms of the debenture). During the period of time that Aardvark owns the property, Calais may enter upon the property, explore for minerals, use the Aardvark properties as collateral, and produce any minerals found for Calais’ own account. If Calais fails to exercise the option to reacquire the properties by August 31, 2011, the parties have agreed to extend the purchase option an additional ten years if Calais also extends the debenture held by Aardvark during the same period.

(c)	Panama, Central America:

Pursuant to an agreement dated October 6, 2000, the Company received an option to purchase a 40,000 acre mineral concession in an historic gold producing district of Panama with Panama Mining of Golden Cycle of Panama Incorporated (“PMGC”). The Company acquired concessions to 61,000 acres in the eastern Veraguas district of Panama in 2001 through a five-year lease agreement with PMGC and a related company, Golden Cycle of Panama, Inc. (“GCP”). The prior agreements were cancelled in a new agreement the Company entered into on February 28, 2003 entitled a “Purchase Option Agreement.” As consideration for the Purchase Option Agreement, we paid the following:

- 200,000 shares of stock issued to the two owners of PMGC and GCP (including 100,000 shares initially issued in 2000),

- US$10,000 paid to the two owners; and

- assumed US$15,750 of the seller’s payables to third parties.

The Company is committed to perform certain work on the properties. As a result of an extension agreement entered into on January 31, 2004, we have an obligation to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. We also hired a shareholder of the sellers, Herbert Hendricks, to oversee the project, and we have been paying him US$3,500 per month to do so. Herbert Hendricks is the brother of our president, Thomas Hendricks, but they do not share the same home, they make independent business decisions, and are not otherwise affiliated.

To exercise the option and acquire the lode prospect or the placer prospect, the Company must commence production of gold from the respective prospect. The terms of acquisition for the two prospects are different:

- to acquire the lode prospect, the Company must pay the sellers a royalty equal to 2% net smelter return from all lode minerals produced from the properties until the sellers have received a total of US$5,000,000. At that time, the Company will have acquired the properties and the net smelter return will be terminated. Alternatively, prior to August 28, 2004, Calais may purchase the properties from the sellers for a $2,500,000 cash payment and a continuing 0.5% net smelter return.

- to acquire the placer prospect, the Company must pay the sellers a royalty equal to 6% of the gross revenues from placer mineral production until the sellers have received a total of US$5,000,000. Thereafter, the royalty will be reduced to 1% for the life of the placer production.

In the Purchase Option Agreement, the Company agreed to keep all properties in good and clean standard, to pay all taxes, and to comply with other governmental requirements. In the extension agreement, the sellers warranted that they had taken all necessary steps to properly register, document or record the Purchase Option Agreement and that they will take such steps with respect to the extension. If the Company defaults on its obligations, the Purchase Option Agreement gives the sellers the right to provide 30 days notice of our right to cure the default and, if the Company fails to cure the default or contests the default, the agreement will be terminated.

5.	Bank loans:

The loan balances are as follows:

	February 29,	May 31
	2004	2003
	(Unaudited)
Peak National Bank, US $1,200,000 loan (a)	$—	$1,642,200
Broadway Mortgage LLC, US $4,500,000 mortgage (b)	6,025,950	—
Finance contracts (c)	61,656	—

	6,087,606	1,642,200
Less: current portion	11,536	(1,642,200)

	$6,076,070	$—

(a)	Peak National Bank:

Loan payable with interest only payments at 10.5% per annum. Principal of US $1,200,000 due in full on December 16, 2002; secured by deed of trust over mineral properties. At May 31, 2003 the Company was in default with respect to this loan and, as a result, the bank had the option to increase the interest rate on the loan to 24% per annum.

During the period the Company reached an agreement with the bank, and paid all arrears interest and a US $120,000 principal repayment. As a result of this payment the due date of the loan was extended to December 16, 2003 and the bank waived it’s right to the 24% interest rate.

During August 2003, the balance outstanding on the loan of US $1,080,000 plus accrued interest was repaid in full.

(b)	Broadway Mortgage LLC:

In August 2003, the Company obtained US $4,500,000 in financing by way of a first mortgage on the Colorado, U.S.A. mineral interests. The total amount includes two years prepaid interest at a rate of 12.9% per annum or approximately US $1,161,000 providing net cash funding to the Company of approximately US $3,339,000.

The net cash proceeds of US $3,339,000 were used as follows:

Repayment of remaining bank loan (Note 5(a))	$US1,080,000
Repayment of interim mortgage (Note 8)	588,000
Repayment of trade payables	700,000
Working capital	876,000
Financing costs	95,000

$US3,339,000

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

(c)	Finance Contracts

Finance contracts payable in monthly instalments of US $971 plus interest at 4.48% to 5.75%; secured by specific equipment.

6.	Debentures:

	February 29,	May 31,
	2004	2003
	(Unaudited)
Debentures payable, without interest, due May 2011, convertible to common shares at an conversion price of $1.23 per share at holders discretion; unsecured	$5,069,191	$5,097,105
Less: Cumulative accretion remaining	(432,919)	(472,189)

	$4,636,272	$4,624,916

Accretion expense to the face value of the debenture debt of $39,270 (February 28, 2003 - $38,835) has been included in interest and bank charges for the period.

All debentures are held by companies or persons related to a shareholder and director. It is not practicable to determine the fair value of the debentures and advances from shareholders due to their related party nature and the absence of a secondary market for such instruments.

In a March 2004 agreement, the Company agreed to present to its shareholders the question of whether the conversion price of the debentures should be repriced from Cdn$1.23 to US$0.55. If approved by the disinterested shareholders of the Company, the repricing will be effective immediately. Calais has not yet scheduled the meeting, and any proxy solicitation for such meeting will be done in accordance with applicable US and Canadian law. If the shareholders approve the repricing of the Conversion price of the debentures, an additional beneficial conversion feature may arise.

7.	Share capital:

(a)	Authorized: 100,000,000 Common shares without par value

(b)	Issued and outstanding shares:

	Number
	of shares	Amount
Balance, May 31, 2003	11,193,385	$23,457,480
Issued for services	245,750	558,515
Issued for cash	80,000	124,741
Issued for acquisition of mineral interests	2,000	4,900
Cancelled warrants previously issued for services	—	(205,645)
Cancelled shares previously issued for services	(87,000)	(38,280)
Issued on exercise of warrants	62,500	69,785
Issued on exercise of options	340,000	153,000
Issued for financing fee (Note 5(b))	8,181,818	6,280,242

Balance, February 29, 2004	20,018,453	$30,404,738

Included in issued and outstanding capital stock are 150,000 contingently cancelable shares that are held in escrow and may not be traded without regulatory approval and 1,500,000 shares held in escrow to repay bank loans (Note 5(b)).

During the period, the Company settled an advisory services agreement with a financial consulting firm and cancelled 87,000 shares and 486,303 warrants that had previously been issued for the services.

(c)	Stock options:

			Weighted
			average
			exercise price
Date	Number		per share
Issued and outstanding, May 31, 2003	981,500	$	CDN 0.54
Exercised in the period	(340,000)		CDN (0.45)
Expired in the period	(509,000)		CDN (0.49)
Issued in the period
- to a director	100,000	$	US 0.32
- to an employee	500,000	$	US 3.00
- to an employee	500,000	$	US 5.00

Balance, February 29, 2004	1,232,500	$	CDN 4.48

Options outstanding and exercisable at February 29, 2004 are as follows:

				Weighted
		Exercise		average
		price		remaining
	Number	per share	Expiry date	contractual life
Director options	82,500	$CDN1.26	November 2004	0.8 years
Director options	50,000	$CDN0.45	August 2005	1.5 years
Director options	100,000	$ US0.32	August 2008	4.5 years
Employee options	500,000	$ US3.00	August 2013	9.5 years
Employee options	500,000	$ US5.00	August 2013	9.5 years

	1,232,500			8.2 years

(d)	Warrants:

		Weighted
		average
		exercise price
	Number	per share
Issued and outstanding, May 31, 2003	548,803	US $0.81
Exercised in the period	(62,500)	US (0.80)
Cancelled in the period (Note 7(b))	(486,303)	US (0.81)
Issued in the period	80,000	US 1.50

Balance, February 29, 2004	80,000	US $1.50

Warrants outstanding at February 29, 2004 are as follows:

Weighted
average
	Exercise		remaining
	price per	Expiry	contractual
Number	warrant	date	life
80,000	US $1.50	October 2005	1.7 years(i)

(i)	In accordance with the warrant agreement, the exercise price increases to US $2.00 per share if warrants are not exercised before November 1, 2004.

8.	Related party transactions:

The Company paid a director $nil (nine months ended February 28, 2003 - $9,000) for office rent.

This transaction is in the normal course of operations and is measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the period a director obtained a personal mortgage in the amount of US $587,680 and lent the funds to the company in order to assist the company to meet certain obligations (the “interim loan”). Prepaid interest and fees of US $87,680 were withheld, providing net cash funding of US $500,000 to the Company. The interim loan was repaid by the Company during the period upon receipt of the bank loan proceeds described in Note 5(b).

Subsequent to the period end, as described in Note 4(b), on March 8, 2004, the Company entered into an agreement with the Marlowe and Judy Harvey and their affiliated companies (the “Harvey Parties”) by which Calais and the Harvey Parties resolved a number of issues that have arisen between them some of which have been previously discussed in Calais’ Form 20-F and other reports. Under the agreement:

- the Harvey Parties and Calais agreed on a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of AAI in the Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728 which is included in the debentures in Note 6) and AAI’s right to convert that debenture before it is paid;

- further defining Calais’ right to borrow against, enter in and upon those properties, construct buildings and mines on those properties, and remove and sell minerals from those properties for Calais’ own account;

- the Harvey Parties have agreed to assign their interests in the Manhattan project to Calais and agreed to help to convey, or cause others to convey the Manhattan project to Calais so that Calais will receive title to the entire right, title and interest (a 100% interest) in the Manhattan project (no later than December 31, 2005) from the Manhattan Parties. The Manhattan Parties have not formally made this assignment yet. Upon receipt of the initial assignment, Calais will pay Argus Resources, Inc. 250,000 shares of Calais restricted stock. Calais agreed to undertake certain drilling obligations after receiving good title, and to issue the greater of 5% of the then outstanding or 2,500,000 shares of common stock to Argus Resources, Inc., if Calais identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces.

- the Harvey Parties agreed to comply with their shareholder filing obligations in the United States and Canada (if any) not later than April 30, 2004. Mr. Harvey has also returned a stock option agreement to Calais which defines the option to acquire 82,500 shares of Calais common stock granted to him in November 2002 which he continues to hold. That option expires on November 15, 2004, and has an exercise price of US$0.80 per share (see Note 7(c)).

- Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$.55.

- Calais agreed to retain Mr. Harvey as a consultant for one year at US$3,000 per month.

In addition, Calais, and the Harvey Parties entered into mutual releases. Calais has previously announced that it does not intend to expend any significant exploration dollars on the Manhattan property until such time as it has received further assurances as to title.

9. Contingency:

A verbal claim has been made, against the Company, for past wages and expenses by a former employee and director of the Company in the amount of US $544,700. According to a letter, recently discovered by the Company, from the former director and employee, he acknowledged that the purpose of the his employment agreement, “is solely for the purpose of personal mortgage financing and that the terms are not to be enforced by me or my estate.” The former director and employee also stated that “I personally undertake to not deposit or draw against [any remuneration payments made under the agreement] until we do a private placement. At that time the Company cheque or cheques would be deposited and an equivalent or increased cheque immediately written back to Calais as part of the private settlement.” As a result, the Company disputes the validity of the verbal claim and believes it is without merit; accordingly, any actual liability is undeterminable at this time. The settlement amount, if any, will be recorded in the period the claim is settled.

10. Reconciliation with United States Generally Accepted Accounting Principles:

Generally accepted accounting principles (“GAAP”) and practices in the United States of America (“U.S. GAAP”) differ in certain respects from Canadian GAAP. Differences which may materially affect these consolidated financial statements are:

(a)	Mineral interest exploration expenditures:

Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the U.S. requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is measured, equal to the excess of the carrying amount over the fair value of the assets. SFAS 144 requires mineral property exploration costs to be expensed as incurred until commercially minable deposits are determined to exist within a particular property as cash flows cannot be reasonably estimated prior to such determination.

Accordingly, for all periods presented, the Company has expensed exploration costs incurred for U.S. GAAP purposes. Once proved and probable reserves are established, capitalization of related costs would commence. This is significantly different from the accounting policy under Canadian GAAP, as detailed in the mineral interests significant accounting policy note.

Under U.S. GAAP, additional exploration costs for mineral interests that would be written off are as follows:

	February 29	May 31
	2004	2003
	(Unaudited)
Mineral exploration costs	$929,344	$496,681

b)	Stock-based compensation:

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

Compensation expense recognized for employee fixed and variable awards after applying the intrinsic value method and the fair value of non-employee awards for the nine month period ended February 29, 2004 would be $573,575 (nine month period ended February 28, 2003 - $160,012) under U.S. GAAP.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted under US GAAP is as follows:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net loss under US GAAP	$(2,092,069)	$(391,550)	$(4,783,920)	$(1,133,306)
Add:
Stock based employee compensation expense included in net loss, net of related tax effects	—	237,143	573,575	160,012
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of tax	—	—	(1,288,200)	(25,375)

Pro forma loss under US GAAP	$(2,092,069)	$(154,407)	$(5,498,545)	$(998,669)

Pro forma loss per share, basic and diluted	$(0.11)	$(0.01)	$(0.34)	$(0.09)

Stock based compensation is calculated based upon the following weighted average assumptions:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Expected life of options	—	—	4.7 years	2.0 years
Expected stock price volatility	—	—	298%	329%
Expected dividend yield	—	—	0%	0%
Risk free interest rate	—	—	4.83%	3.55%

(c)	The Company has 150,000 common shares held in escrow. The release of the shares is contingent on certain conditions. Compensation under U.S. GAAP, if any, is recognized when the contingency is resolved and the shares are released from escrow based upon value of the shares as they become releasable. As at February 29, 2004, no shares are releasable from escrow. No similar compensation expense would be recognized under Canadian GAAP.

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

Under Canadian GAAP a fair value conversion option is recorded for all convertible debentures. Under U.S. GAAP, a beneficial conversion option is only recorded if the option is in the money at the date of the transaction. No beneficial conversion option exists with respect to the Company’s outstanding indebtedness at February 29, 2004.

(e)	Under Canadian GAAP, future tax assets and liabilities are recorded at substantially enacted tax rates. Under U.S. GAAP, deferred tax assets and liabilities are recorded at enacted tax rates. Recording Canadian deferred tax assets and liabilities at enacted tax rates would not change recorded net assets or shareholders’ equity under U.S. GAAP.

(f)	Under Canadian GAAP, accounting for asset retirement obligations is not effective until year ends commencing on or after January 1, 2004. Under US GAAP, accounting for asset retirement obligations became effective for the Company in the current period. The Company has determined that its financial statements are not materially impacted by adopting the standards for asset retirement obligations under US GAAP and there would be no material difference if Canadian GAAP was early adopted.

(g)	The following table presents the consolidated balance sheet, statement of operations and deficit, and cash flows under U.S. GAAP:

	February 29	May 31
	2004	2003
Balance Sheet	(Unaudited)
Total assets under Canadian GAAP	$20,540,862	$13,584,699
Adjustments to mineral interest exploration expenditures (a)	(14,135,896)	(13,206,552)

Total assets under U.S. GAAP	$6,404,966	$378,147

Total liabilities under Canadian GAAP	$11,372,062	$8,042,886
Canadian GAAP - fair value conversion option (d)	432,919	472,189

Total liabilities under U.S. GAAP	11,804,981	8,515,075
Share capital, Canadian GAAP	30,404,738	23,457,480
Gain on sale of subsidiary	(430,000)	(430,000)
Stock-based compensation (b)	838,407	264,832
Fair value conversion option (d)	(575,173)	(575,173)

Share capital, U.S. GAAP	30,237,972	22,717,139
Accumulated deficit, U.S. GAAP	(35,637,987)	(30,854,067)

Shareholders’ deficiency, U.S. GAAP	(5,400,015)	(8,136,928)

Shareholders’ deficiency and liabilities under U.S. GAAP	$6,404,966	$378,147

Statement of Operations and Deficit

	Cumulative	Three months	Three months	Nine months	Nine months ended
	from inception to	ended	ended	ended	ended
	February 29,	February 29,	February 28,	February 29,	February 28,
	2004	2004	2003	2004	2003
Net loss under Canadian GAAP	$(21,235,938)	$(1,880,861)	$(6,494)	$(3,320,271)	$(547,073)
Adjustments:
Mineral interest exploration expenditures	(14,135,896)	(224,298)	(160,858)	(929,344)	(465,056)
Gain on sale of subsidiary	430,000	—	—	—	—
Stock-based compensation	(838,407)	—	(237,143)	(573,575)	(160,012)
Fair value conversion option	142,254	13,090	12,945	39,270	38,835

Net loss, being comprehensive loss, under U.S. GAAP	(35,637,987)	(2,092,069)	(391,550)	(4,783,920)	(1,133,306)
Accumulated opening deficit under U.S. GAAP	—	(33,545,918)	(30,603,227)	(30,854,067)	(29,861,471)

Ending deficit, U.S. GAAP	$(35,637,987)	$(35,637,987)	$(30,994,777)	$(35,637,987)	$(30,994,777)

Net loss per share, basic and diluted, U.S. GAAP		$(0.11)	$(0.04)	$(0.30)	$(0.11)

(g)	Statement of cash flows:

For Canadian GAAP, cash flows relating to mineral interest exploration expenditures are reported as investing activities. For U.S. GAAP purposes, these costs would be characterized as operating activities. Under U.S. GAAP financing activities would include financing through the Company’s bank indebtedness. Accordingly, the effect of these differences on the statements of cash flows are summarized as follows:

		Nine
	Nine	months
	months ended	ended
	February 29	February 28
	2004	2003
Cash used in operations under Canadian GAAP	$(1,632,577)	$(12,790)
Adjustment for mineral exploration costs	(914,607)	(246,030)

Cash used in operations under U.S. GAAP	(2,547,184)	(258,820)
Cash used in investing activities under Canadian GAAP	(1,010,093)	(246,030)
Adjustment for mineral exploration costs	914,607	246,030

Cash used in investing activities under U.S. GAAP	(95,486)	—
Cash provided by financing activities under Canadian GAAP	2,860,880	270,091
Decrease in bank indebtedness	(7,586)	(9,399)

Cash provided by financing activities under U.S. GAAP	2,853,294	260,692

Increase in cash under Canadian GAAP	218,210	11,271
Bank indebtedness repayment	(7,586)	(9,399)

Increase in cash under U.S. GAAP	210,624	1,872
Cash, beginning of period, U.S. GAAP	—	—

Cash, end of period, U.S. GAAP	$210,624	$1,872

(h)	Development stage enterprise:

The Company meets the definition of a Development stage enterprises under FAS No. 7. The following additional disclosures would be required under U.S. GAAP.

     Consolidated statements of operations and deficit (U.S. GAAP)

Cumulative
from inception
Dec 30, 1986
to February 29, 2004
Operating, exploration and administrative expenses	$(27,593,772)
Loss on disposition of subsidiary	(12,107,072)
Other income	4,062,857

Net loss for the period since inception to February 29, 2004	$(35,637,987)

     Consolidated statements of cash flows:

Cumulative
from inception
Dec 30, 1986
to February 29, 2004
Operating activities	$(12,828,944)
Financing activities	18,800,565
Investing activities	(5,760,997)

Net cash inflows from inception to February 29, 2004	$210,624

Additional shareholders’ equity disclosures required under FAS No. 7 would include:

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance at inception	—	$—
Issued for cash:
December 1986	1	1
January 1987	80,000	100,000
April 1987	150,000	7,500
Net loss for the year under U.S. GAAP	—	—	$(108,647)

Balance, May 31, 1987	230,001	107,501	(108,647)
Issued for cash:
September 1987	11,600	14,500
March 1988	100,000	150,000
Net loss for the year under U.S. GAAP	—	—	(42,412)

Balance, May 31, 1988	341,601	272,001	(151,059)
Issued for cash:
August 1988	31,000	54,250
Issued upon exercise of warrants:
August 1988	20,000	40,000
March 1989	5,000	10,000
Net loss for the year under U.S. GAAP	—	—	(185,968)

Balance, May 31, 1989	397,601	376,251	(337,027)
Issued for cash:
July 1989	40,000	136,000
Issued upon exercise of options:
August 1989	20,000	75,000
Net loss for the year under U.S. GAAP	—	—	(54,515)

Balance, May 31, 1990	457,601	587,251	(391,542)
Acquisition of Cinsonix Limited:
July 1989	1,000,000	750,000
Issued for finder’s fee	30,000	90,000
Net loss for the year under U.S. GAAP	—	—	(1,179,904)

Balance, May 31, 1991	1,487,601	1,427,251	(1,571,446)
Issued for mineral properties:
April 1992	50,000	20,000
Net loss for the year under U.S. GAAP	—	—	(71,702)

Balance, May 31, 1992	1,537,601	1,447,251	(1,643,148)
Issued for cash:
July 1992	1,000,000	150,000
March 1993	600,000	132,000
Issued for debt settlement:
August 1992	115,468	23,094
Issued for finder’s fee	30,000	26,100
Net loss for the year under U.S. GAAP	—	—	(118,136)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 1993	3,283,069	$1,778,445	$(1,761,284)
Issued for mineral properties Oct. 1993	50,000	30,500
Issued for exercise of warrants:
June 1993	1,000,000	150,000
September 1993	145,000	31,900
Issued for cash:
January 1994	170,000	102,000
Net loss for the year under U.S. GAAP	—	—	(329,175)

Balance, May 31, 1994	4,648,069	2,092,845	(2,090,459)
Issued for cash:
November 1994	200,000	150,000
Issued for exercise of warrants:
October 1994	205,000	55,000
December 1994	40,000	10,400
January 1995	215,000	55,900
May 1995	3,000	2,250
Disposition of Cinsonix Limited	(905,209)	(430,001)
Net loss for the year under U.S. GAAP	—	—	(231,833)

Balance, May 31, 1995	4,405,860	1,936,394	(2,322,292)
Issued for cash:
June 1995	700,000	700,000
December 1995	209,200	796,142
April 1996	285,750	1,091,565
May 1996	359,300	1,372,526
Issued for mineral properties:
June 1995	100,000	300,000
Issued upon exercise of warrants:
June 1995	81,500	61,125
August 1995	141,500	97,635
September 1995	8,000	6,800
October 1995	73,500	66,215
November 1995	300,000	300,000
April 1996	43,500	36,975
May 1996	36,500	31,025
Issued for finder’s fee:
May 1996	4,364	—
Net loss for the year under U.S. GAAP	—	—	(2,149,041)

Balance, May 31, 1996	6,748,974	6,796,402	(4,471,333)
Issued for cash:
September 1996	199,820	2,038,163
Issued for finder’s fee:
September 1996	5,962
Issued upon exercise of options:
August 1996	10,000	13,000
September 1996	3,000	3,900
December 1996	1,000	1,300
January 1997	1,000	1,300
February 1997	7,000	16,520
March 1997	500	650
April 1997	75,900	98,670
May 1997	81,000	105,300
Issued upon exercise of warrants:
June 1996	27,500	23,375
February 1997	285,750	1,428,750
March 1997	222,700	1,113,500

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Net loss for the year under U.S. GAAP	—	—	(2,928,560)

Balance, May 31, 1997	7,670,106	11,640,830	(7,399,893)
Issued for October 1997	537,200	2,686,000
Issued upon exercise of options:
July 1997	1,400	1,820
August 1997	1,000	1,300
September 1997	7,000	9,100
October 1997	39,562	61,823
May 1998	207,000	60,030
Issued for mineral properties:
February 1998	11,250	97,538
March 1998	619,000	3,683,050
Net loss for the year under U.S. GAAP	—	—	(10,779,708)

Balance, May 31, 1998	9,093,518	18,241,491	(18,179,601)
Returned to Treasury:
July 1998	(22,039)	—
Issued upon exercise of options:
March 1999	25,000	33,500
Issued for debt settlement:
January 1999	180,125	270,188
Issued for mineral properties:
November 1998	80,364	478,166
March 1999	288,750	2,503,462
March 1999	10,000	59,500
Net loss for the year under U.S. GAAP	—	—	(7,158,555)

Balance, May 31, 1999	9,655,718	21,586,307	(25,338,156)
Net loss for the year under U.S. GAAP	—	—	(2,275,487)

Balance, May 31, 2000	9,655,718	21,586,307	(27,613,643)
Issued under settlement of services:
August 2000	100,000	45,000
Issued under exercise of options:
January 2001	100,000	15,000
Stock-based compensation	—	183,079
Net loss for the year under U.S. GAAP	—	—	(1,063,927)

Balance, May 31, 2001	9,855,718	21,829,386	(28,677,570)
Issued for debt settlement:
October 2001	250,000	75,000
Issued under settlement of services:
October 2001	471,000	141,300
Issued for mineral properties:
October 2001	100,000	30,000
Stock-based compensation	—	125,917
Net loss for the year under U.S. GAAP	—	—	(1,183,901)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 2002	10,676,718	22,201,603	(29,861,471)
Issued for debt settlement:
June 2002 and August 2002	67,500	38,800
Issued under settlement of services:
October 2002 and January 2003	261,667	143,234
Issued for mineral properties:
February 2003	100,000	82,000
Issued under exercise of options:
January 2003	25,000	11,250
Issued for cash October 2002	62,500	78,771
Warrants issued under settlement of services:
October 2002	—	205,645
Stock based compensation	—	(44,164)
Net loss for the year under U.S. GAAP	—	—	(992,596)

Balance, May 31, 2003	11,193,385	22,717,139	(30,854,067)
Issued under exercise of warrants:
August 2003	62,500	69,785
Issued under exercise of options:
July 2003, August 2003, October 2003 and January 2004	340,000	153,000
Issued for financing:
August 2003	8,181,818	6,280,242
Issued for services:
November 2003 and December 2003	245,750	558,515
Issued for cash:
November 2003	80,000	124,741
Issued for mineral properties:
December 2003	2,000	4,900
Cancelled warrants previously issued for services:
January 2004	—	(205,645)
Cancelled shares previously issued for services:
January 2004	(87,000)	(38,280)
Stock based compensation	—	573,575
Net loss for period under U.S. GAAP	—	—	(4,783,920)

Balance, November 30, 2003	20,018,453	$30,237,972	$(35,637,987)

All of the above transactions have been included on a post-consolidation basis.

EXHIBIT INDEX

No.	Description
10.1	Settlement Agreement and General Mutual Releases between Calais Resources, Inc., Marlowe Harvey, and others, dated March 8, 2004

10.2	Purchase Option Agreement between Calais Resources, Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc., dated February 28, 2003

10.3	Extension of Purchase Option Agreement and Partial Acknowledgement of Performance, dated January 31, 2004, relating to Exhibit 10.2

31.1	Certification pursuant to Sarbanes-Oxley Section 302

31.2	Certification pursuant to Sarbanes-Oxley Section 302

32.	Certification pursuant to 18 U.S.C. Section 1350