Form 10KSB
period 2004-05-31
CALAIS RESOURCES INC
filed 2004-09-14
CIK 1044650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ______

Commission file number: 0-29392

CALAIS RESOURCES INC.
(Name of small business issuer in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	98-0434111 (IRS Employer Identification No.)

8400 East Crescent Parkway, #675 Greenwood Village, Colorado (Address of principal executive offices)	80111 (Zip Code)

Issuer’s telephone number: (720) 529-9500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, no par value

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [   ]

     Registrant’s revenues for the fiscal year ended May 31, 2004 were $nil.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the average bid and asked prices of the Registrant’s Common Stock on July 31, 2004 was US$8,150,719. Excludes 10,828,346 shares of common stock held by Directors, Officers and holders of 5% or more of the Registrant’s outstanding Common Stock on that date. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or under common control with the Registrant. There is no non-voting common equity of the Registrant.

     The number of shares outstanding of the Registrant’s Common Stock, no par value, as of July 31, 2004 was 20,143,453 shares.

     The following document is incorporated by reference into Part III of this Form 10-KSB: None.

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I

     Calais Resources, Inc. is organized under the laws of British Columbia, Canada. In this Annual Report, the “Company,” “Calais,” “we,” “our,” and “us,” refer to Calais Resources, Inc. and its subsidiaries (unless the context otherwise requires). Summary discussions of documents referred to in this Annual Report may not be complete, and we refer you to the actual documents for more complete information. Our principal corporate offices are located at 8400 East Crescent Parkway, #675, Greenwood Village, CO 80111; our telephone number is 720-529-9500.

ITEM 1. BUSINESS

     Because we want to provide you with more meaningful and useful information, this Form 10-KSB contains certain “forward-looking statements” (as such term is defined in section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and applicable common law and SEC rule.

     Whenever possible, we have tried to identify these forward-looking statements by using words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties and contingencies, which could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, such statements. We have described these risks, uncertainties and contingencies under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.”

     We have no obligation to update or revise any such forward-looking statements that may be made to reflect events or circumstances after the date of this report.

(a) Business Development

General Information

     We are a mineral exploration company engaged directly and indirectly through subsidiaries, in the acquisition and exploration of mineral interests. Our primary property is the Caribou prospect (exploration stage) located in Nederland, Colorado. We have reported the existence of measured, indicated and inferred mineral resources on our Caribou prospect (as described in more detail in Item 2 below). We have calculated these resources in accordance with the requirements of National Instrument 43-101 – Standards of Disclosure of Mineral Projects issued by the Canadian Securities Commission, but we will not know that a commercially viable mineral deposit or a reserve exists in the Caribou prospect until a sufficient and appropriate exploration work is done and a comprehensive evaluation of such work concludes economic and legal feasibility. United States investors are advised that while terms such as “measured,” “indicated” and “inferred” mineral resources are recognized and required by Canadian regulations, the United States Securities and Exchange Commission (the “SEC”) does not recognize them. “Mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of a mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. United States investors are cautioned not to assume that all or any part of mineral resources will ever be converted into mineral reserves or ever recovered profitably, if at all.

     Calais Resources, Inc also has interests in exploration prospects in Nevada and Panama, as described in more detail in Item 2, below.

     The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Calais Resources, Inc.
8400 East Crescent Parkway, #675
Greenwood Village, Colorado 80111
Telephone No.: (720) 529-9500
Facsimile No.: (720) 529-9747

     Our legal name is Calais Resources Inc. We were incorporated under the laws of British Columbia, Canada, on December 30, 1986 under the name “Millenium Resources Inc.” We changed our name to Calais Resources, Inc. on March 19, 1992. We are engaged in the exploration of natural resource prospects. To date our activities have not included development or mining operations. Our primary mineral interests are the Caribou prospect in Colorado, the Manhattan prospect in Nevada, and mineral concessions in the Panama.

     Our principal executive office has moved to the United States and is now located at 8400 East Crescent Parkway, #675, Greenwood Village, CO 80111; (tel: 720-529-9500; fax: 720-529-9747) and the contact person at that address is Matthew C. Witt. Previously it was located at 9482 Williams St., Chilliwack, British Columbia, Canada V2P 5G1 (tel (604) 795-3383; fax (604) 792-3676). Our registered office in British Columbia is 9482 Williams St., Chilliwack, British Columbia, Canada V2P 5G1 (tel (604) 795-3383; fax (604) 792-3676).

     Our Common Shares trade on the OTC Bulletin Board under trading symbol “CAAUF.” Our fiscal year ends May 31st. The Company’s consolidated financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with generally accepted accounting principles as they are applied in Canada (“Canadian GAAP”); nevertheless, the consolidated financial statements conform in all material respects with generally accepted accounting principles as applied in the United States (“US GAAP”) except as disclosed in footnotes to the consolidated financial statements.

     We are a small business issuer as that term is defined in Rule 405 under the Securities Act of 1933 and Rule 12b-2 under the Securities Act of 1934.

     In this report, all references to “$” and “Cdn$” refer to Canadian Dollars and all references to “US$” refer to United States Dollars. Unless otherwise specified, all dollar amounts are expressed in Canadian Dollars (Cdn$). All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated. The following table sets forth the high and low rate of exchange for the Canadian Dollar to the U.S. Dollar at the end of each of the five most recent fiscal years ended May 31st, the average rates for the year, and the range of high and low rates for each month in the last six months ended June 30, 2004.

     For purposes of this table, the rate of exchange means the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York. The table sets forth the number of Canadian Dollars required under that formula to buy one U.S. Dollar. The average rate means the average of the exchange rates on the last day of each month during the period. The rate of exchange on May 31, 2004 was Cdn$1.36, meaning that at that date Cdn$1.36 would purchase US$1.00, or US$0.73 would purchase Cdn$1.00.

Month ended	High	Low
June 30, 2004	$1.38	$1.34
May 31, 2004	$1.40	$1.36
April 30, 2004	$1.37	$1.31
March 31, 2004	$1.35	$1.31
February 29, 2004	$1.34	$1.31
January 31, 2004	$1.33	$1.27

Year ended May 31	Average	High	Low
2004	$1.34	$1.41	$1.25
2003	$1.46	$1.59	$1.33
2002	$1.57	$1.60	$1.52
2001	$1.52	$1.58	$1.47
2000	$1.47	$1.51	$1.44
1999	$1.51	$1.58	$1.45

Corporate Structure

     Our authorized capital is 100,000,000 Common Shares without par value of which 20,143,453 shares were outstanding as of May 31, 2004. All of our authorized Common Shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of Common Shares are entitled to one vote for each share held of record in all matters to be acted upon by the shareholders. Holders of Common Shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available therefore. Our articles of association do not permit us to authorize any class or series of preferred stock.

     Upon liquidation, dissolution or winding up, holders of our Common Shares are entitled to receive pro rata our assets, if any, remaining after payments of all debts and liabilities. No shares have been issued subject to call or assessment. There are no pre-emptive or conversion rights and no provisions for redemption or purchase for cancellation, surrender, or sinking or purchase funds.

     We are not aware of any restrictions or limitations on the rights of non-resident or foreign owners to hold, vote, or receive remittance on our securities, other than those discussed in “Exchange Controls and Other Limitations Affecting Security Holders.”

     Although our articles of association provide for no restrictions on our ability to repurchase or redeem our Common Shares while there is any arrearage in the payment of dividends or sinking fund installments. Our loan agreement with the Broadway investors prohibits the redemption of any shares until Calais repays this loan in full.

     Provisions as to the modification, amendment or variation of such shareholder rights or provisions are contained in the Company Act of British Columbia. Unless the Company Act or our Articles or bylaws otherwise provide, any action to be taken by a resolution of the members may be taken by an ordinary resolution or by a vote of a majority or more of the shares represented at the shareholders’ meeting.

     Our Articles and the British Columbia Business Corporations Act contain provisions, which require a “special resolution” for effecting certain corporate actions. Such a “special resolution” requires a three-quarters vote of shareholders rather than a simple majority for passage. The principle corporate actions that require a “special resolution” include:

a.	Transferring Company’s jurisdiction from British Columbia to another jurisdiction;

b.	Giving material financial assistance to executive officers and/or directors;

c.	Material conflicts of interest by Directors;

d.	Disposing of all or substantially all of our assets;

e.	Removing a director before the expiration of his term of office;

f.	Certain alterations of share capital, including:

(1)	increasing the number of authorized shares;

(2)	subdivision, consolidation and/or changes in shares;

(3)	reduction in capital;

g.	Changing our name;

h.	Altering any restrictions on our business; and

i.	Amalgamations with another company.

Subsidiaries

     Calais Resources Colorado, Inc., a Nevada corporation qualified to do business in Colorado, owns our Caribou prospect. We own 100% of the outstanding capital stock of Calais Resources Colorado, Inc. Those shares are owned through Calais International Inc. and Calais International Colorado Inc. (both Barbados, West Indies corporations which Calais recently reinstated under Barbadan law).

     Calais Resources Nevada, Inc., a Nevada corporation, claims an interest in mineral prospects in Nevada (the “Manhattan prospect”). We own 100% of the outstanding capital stock of Calais Resources Nevada, Inc. As is the case with our Colorado subsidiary, we own those shares through Calais International Inc. and Calais International Nevada Inc. (both Barbados, West Indies corporations which Calais recently reinstated under Barbadan law).

(b) Business of Calais

     We are in the business of researching, acquiring, exploring and, if warranted, developing mineral prospects. Our corporate philosophy has been to seek out and acquire other potential gold prospects.

     If we identify prospects, we endeavor to acquire the rights to the prospect and surrounding claims. During the acquisition process, we also proceed through a due diligence period to the commencement of a full scientific analysis of the district, followed by an exploration program and (if ever warranted) a development program. Suitable results at each step in the process are a prerequisite to further exploration. Upon suitable identification of a mineral deposit and reserve (of which there can be no assurance), we will then make the decision to either proceed with the mining thereof, to joint venture with a major mining company, or to sell outright.

     Exploration of mineral resources can be expensive. Through the years, we have been accomplishing limited exploration activities with funds provided through debt and equity investment. We have been using, and expect to continue to use, the net proceeds from the August 2003 financing and subsequent capital raising activities to expand our drilling operations on our Caribou prospect and to commence exploration operations on our concession in Panama. We have also performed an investigation of title to the mineral interests in Nevada in which we own contractual interests. We do not expect to expend significant proceeds on the Nevada prospect, until we are satisfied with the title to our patented and unpatented mining claims. See Item 12, below.

     If we reach the development and mining stages for any of our prospects (which cannot be assured), we plan to seek industry partners as well as other sources of capital, and we may have to sell an interest in our prospects, enter into joint venture or other arrangements, or otherwise dilute our interest in our mineral interests in order to attract third party financing. We will likely only be able to attract interest in our mineral prospects on commercially-reasonable terms if we are able to show positive results from our exploration programs and our other work (such as mapping) sufficient to attract third-party financing or industry participants.

     Our activities on our three mineral interests are not affected by seasonality, although during the rainy season (November through March, annually) access to our Panamanian properties is more difficult.

     The raw materials that we need for our mineral exploration activities consist of readily available consumables such as fuel and equipment. We also contract with third parties for some of these activities, such as the drilling that is currently proceeding. At this time, there is no shortage of these materials or contractors at reasonable prices, and we do not believe that the prices of these materials or services are volatile – with the possible exception of fuel prices which fluctuate based on global market conditions.

     Since we have not yet produced any gold or silver for sale, we have not developed any marketing channels. If we do produce precious metals (which cannot be assured), there are numerous outlets for the sale of our production.

     Our operations and our prospective operations are not dependent on any intellectual property patents or licenses, industrial, commercial, or financial contracts, or new manufacturing processes.

Government Regulations and Rules

     The prospects which we are exploring are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and taxation. U.S. and foreign environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes. There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained as required by the operator of the project. We have spent a significant amount of money complying with the environmental laws in the United States, Colorado and Boulder County in connection with our operations on the Caribou prospect. We estimate that the cost of environmental compliance for our Caribou prospect in fiscal 2004 was approximately US$100,000. We can expect similar expenses in subsequent years, and additional expenses for environmental compliance should we undertake any significant activities on our Nevada or Panama prospects.

     The Company is not aware of any proposed or existing United States or Panamanian regulations pertaining to environmental matters which might have a material impact on our future financial performance. Nevertheless, the applicable governmental bodies can change the current rules and regulations in accordance with their procedural requirements, and certain governmental employees may interpret existing rules and regulations in a manner that we do not believe is consistent with the intent of those rules or regulations. Should the regulations or their interpretation change, the changes may have a material adverse impact on our operations.

Competition

     There are a large number of other companies in the United States and abroad that are engaged in the exploration and development of prospects for gold and silver. Many of these companies have achieved production and therefore have cash flow and have financial strength that exceeds our financial strength.

     Nevertheless, the market for our possible future production of minerals tends to be commodity oriented, rather than company oriented. Accordingly, we expect to compete by keeping our production costs low through judicious selection of which portions of the property to develop (if development is warranted) and by keeping overhead charges within industry standards.

Capital Raising Activities

     At the end of the 2004 fiscal year, we had positive working capital of approximately Cdn$877,000. During the 2003 fiscal year and subsequently, we engaged in discussions with a large number of potential financing sources. On August 1, 2003, we completed a financing with several accredited investors who loaned US$4,500,000 to us and took a security interest in the Caribou prospect to collateralize our repayment obligation. We also issued 8,181,818 shares of our common stock to Broadway Mortgage Corp. as a loan origination fee valued at US$0.55 per share. Matt Witt is now our chief financial officer and was appointed to that position as a result of the transaction. Prior to his appointment, Broadway had assigned to Mr. Witt 1,600,000 shares of Calais common stock Another one of the accredited investors, Stephen Angelo Benaske, agreed to an informal escrow arrangement that if our common stock price exceeded US$3.00 per share, he would sell up to 1,500,000 shares of the original 8,181,818 shares for our benefit to repay the loan in full. He will only be able to sell the shares to the extent that a registration statement for the sale is effective or an exemption from registration is available. The US$4,500,000 loan to us (bearing interest at 12.9% and due July 31, 2005 or upon the sale of 1,500,000 shares of common stock by Mr. Angelo Benaske if the stock price reaches US$3.00) was used for the following:

Prepayment of two-years interest to the lender	US$	1,161,000
Repayment of remaining amounts due to bank	US$	1,080,000
Repayment of interim mortgage due to Thomas S. Hendricks for funds he advanced	US$	587,680
Repayment of trade payables	US$	700,000
Repayment of accrued compensation	US$	223,822
Financing costs	US$	95,000

     As a result, following the financing and the use of proceeds as described above, we had US$652,498 remaining for working capital, which we used for exploration of our mineral interests at Caribou and in Panama, and for general and administrative purposes. To secure the loan, we pledged our Caribou prospect as collateral.

     From August, 2003 through May 2004, we raised an additional Cdn$1,096,824 cash from the sale of our restricted common stock and warrants to accredited investors and to option holders upon exercise of options held by them. We have also issued 247,750 shares of our restricted stock to five accredited investors (including officers) for services rendered to Calais or for property purchased by Calais – in both cases permitting us to preserve working capital for other purposes.

     Subsequent to May 31, 2004, we have raised additional funds from the sale of our restricted common stock and warrants. In May and June, 2004, we approved the following three transactions (although the documentation sent to Ober, Garvey, Duffy, and Dufy has not been received back as of this filing; the following disclosure assumes that the documentation will be completed as agreed to in writing and as approved by the Board):

1.	Duane and Glenn Duffy, holders of a US$2,000,000 lien on the Caribou prospect (as part of the Broadway mortgage) agreed to release US$1,677,390 of their first mortgage lien and pay to us US$117,390 in prepaid interest in exchange for a US$1,560,000 private placement. The terms of the private placement provide US$1,560,000 buying shares at US$.75 equaling 2,080,000 shares. In addition, the investors will receive two sets of warrants: one for 2,080,000 at US$1.25 through December 31, 2005 and one for 2,080,000 shares at US$1.75 through December 31, 2006;

2.	Private placement by James Ober and Luke Garvey under the following terms: US$75,000 to Calais (received on June 16, 2004) to buy 100,000 shares at US$.75. Two sets of warrants will accompany the private placement: one for 100,000 shares at US$1.25 through December 31, 2005 and one for 100,000 shares at US$1.75 through December 31, 2006.

3.	An investment by James Ober and Luke Garvey of US$166,000 with Calais (received in June 2004),to be collateralized by the first mortgage on the Caribou prospect in favor of the Broadway investors. The term of the investment is 14 months and interest will be at a rate of 15% per annum. There is a balloon date of July 31, 2005.

Property Exploration and Maintenance Activities

     After receiving the August 2003 investment from the accredited investors, we commenced a drilling program on our Caribou prospect which is intended to expand the mineral resources we have already identified on this property and which were announced publicly in January 2004. During September and October 2003 we drilled two core holes at a cost of about US$250,000, and subsequently drilled an additional four holes at a cost of approximately US$500,000. We also have updated all of the geologic information about the Caribou prospect in a three-dimensional program which we expect will assist us in determining future exploration activities, whether development drilling is warranted, and have identified and reported mineral resources on our Caribou prospect as required by Canadian securities regulation under Canadian National Instrument 43-101 – Standards of Disclosure of Mineral Projects. We have not identified any reserves or determined whether commencement of commercial production is warranted.

     We have also sent a team to Panama (including the brother of our president) to explore our Panamanian mineral concessions in the Faja de Oro District. In this process we have extended certain obligations we undertook, and to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. As of July 31, 2004, we have not met these performance obligations and we can offer no assurance that we will be able to do so. We are negotiating with our contractual partner for the Panama prospect for a restructuring of our contractual relationship, although we cannot offer any assurance that we will be able to achieve any agreement for a restructuring

     During fiscal 2004, we have accomplished no additional exploration work on our Nevada prospect, but we have done a significant amount of work to ascertain the status of title to the Nevada prospect. Furthermore, we obtained an agreement from Marlowe Harvey (a significant shareholder, previously an officer and director of, and the person who has agreed to transfer a significant portion of the Manhattan prospect to Calais) pursuant to which he recognized his responsibility to provide us evidence of good title to the mineral interests in Nevada. Mr. Harvey and certain affiliates have assigned the title they hold in the Nevada properties to us, but there are other title conflict issues that must be resolved. At the present time, although we believe we have enforceable contractual rights to acquire title to the mineral interests in Nevada, issues remain. The Company has been assigned only portions of the ownership interest in these properties, and has located 56 of its own unpatented claims in the area. The Company has placed notice of its joint venture agreement concerning the prospect, and its Settlement Agreement with Argus, NMMI and Moran Holdings, Ltd., of record in Nye County, Nevada.

     Because of working capital shortages, we did not perform any significant drilling on our mineral interests during fiscal 2003 (ended May 31, 2003).

Title of Mining Claims in the United States

     It has been our practice to obtain policies of title insurance upon our patented mining claims as they have been acquired. However, title insurance has generally been acquired in the amount of the purchase price of the mineral interests acquired. Such coverage would not afford adequate protection against the loss of mineral values, or the expenditure of funds on exploration should a title defect create a loss. If commercial mineral deposits were discovered on our patented mining claims, the value of such deposits would almost certainly greatly exceed the original purchase price of those mineral interests, as the purchase price which was often predicated on then current surface values. Title insurance coverage would almost certainly be inadequate to compensate for the loss of such values. The value of land surface in the area of our patented mineral claims has tended to increase substantially with time, making it more difficult to establish a loss should a defect to title be discovered.

     Calais, its predecessors and their joint venture partners, have periodically dedicated substantial time and effort to detect and to cure any title problems which have been identified concerning the patented mining claims. These past efforts have included full record title searches on key prospects. These searches have focused, however, on the Caribou Mine interests and the Cross Mine interests, which were the subject of past or historical mining activity. The Company has now received a litigation title commitment on the patented properties which are a part of the Manhattan prospect, and initial title reports, on the unpatented claims, from a qualified Nevada landman. These reports have been utilized in the initiation of the first stages of title curative work. The Caribou prospects compromise by area approximately 30% of the patented mineral acreage owned or controlled by Calais. We have relied upon title insurance as to the remaining Caribou acreage, and upon title searches focusing on the period 1974 to date, and/or updating information contained in the title policies as issued or re-issued.

     As described in more detail in Item 2, below, we cannot offer any assurance that we can obtain a full and complete title to the 28 patented mining claims included in the Manhattan Prospect. However, the Company has received a record title to a percentage of such patented claims, and, has recorded a Settlement Agreement granting it the right to purchase NMMI’s interest in the claims, and it’s 24.5% venture interest, and granting exclusive operational rights. Additional title curative work must still be completed to justify a significant expenditure on exploration of the property.

     As described in more detail in Item 2, below, we cannot offer any assurance that we can obtain good title to the 28 patented mining claims that constitute a portion of the Manhattan prospect.

     Of the 105 unpatented claims in the Caribou prospect, 90 were located by Calais’ predecessor HMC, ten were acquired during the acquisition of patented and unpatented lands of the Aquarius Mining Company, and five were recently located by Calais. We recently located five claims and we are in the process of recording the title documents for these prospects. The record title to these mineral interests is believed to be secure, as the title chains running to Calais are exceedingly short.

     Our title to the 147 unpatented mining claims included in the Manhattan prospect is (as described below) much less certain. Calais has recently located 56 additional claims to which its title is unquestioned. There are unavoidable risks in holding unpatented mining claims located under the General Mining Law, including potential challenges to the validity of any claimed discovery, a challenge as to whether claimed discoveries would satisfy the prudent man rule, potential errors in location or recording, and the risk of changes in the law or regulations. Claims upon which no actual discovery exists are held by virtue of the doctrine of pedis possessio, which involves the occupation of claimed mining ground while engaged in a diligent search for a discovery of valuable minerals. There can be no guarantee that pedis possessio rights would be recognized as to any or all of our unpatented mining claims in Colorado or Nevada if challenged by a third party. There can be no guarantee that any claimed discovery on unpatented grounds would survive challenge by the federal government, if the government sought to challenge our title or right to occupy the ground. No challenges are currently outstanding either by adverse locators, or by the Federal government.

Exploration Expenditures

     We have spent exploration and property maintenance funds as follows in each of the last three years and our budget for fiscal 2005 is as follows:

	Proposed 2005
	(Estimated)		Actual 2004		Actual 2003		Actual 2002
Manhattan prospect	Cdn$	3,500,000	Cdn$	192,239	Cdn$	151,215	Cdn$	292,886
Colorado prospect	Cdn$	6,000,000	Cdn$	1,079,066	Cdn$	198,206	Cdn$	120,601
Panama prospect	Cdn$	500,000	Cdn$	266,823	Cdn$	147,260	Cdn$	65,070

     As discussed below in Item 2, we are seeking the financing necessary for our budgeted programs on our Colorado, Nevada, and Panama prospects. We cannot offer any assurance that we will be able to obtain the necessary debt or equity financing, on reasonable terms, if at all.

Employees

     As of the end of our 2004 fiscal year, we had seven employees including Thomas Hendricks, our president, and Matt Witt, our chief financial officer. Of the remaining employees, two are involved in our operations at our Caribou prospect and three constitute our administrative staff. As of the end of each of our 2002 and 2003 fiscal years, we had one employee, Tom Hendricks. We have used and continue to use independent contractors for our mineral operations, as necessary.

ITEM 2. PROPERTIES

Executive Offices

     On August 1, 2003 we opened a U.S. corporate office in Greenwood Village Colorado in an office we have rented on a month-to-month basis for rent of approximately US$6,000 per month. We are looking for more permanent space. We closed our Canadian offices in November 2003. We also have operational offices on our Caribou prospect for which we pay no rent (since we own the property).

Caribou prospect, Colorado, USA: Gold/Silver Exploration

Acquisition Details

     The Caribou Consolidated District, located near Nederland, Colorado, is a 3.5 square mile consolidated precious metals district accessible all year (except occasionally during the winter as the result of extremely heavy snowfall) through paved and maintained gravel roads. Historic production in the district dates back to 1869. Production between 1977 and 1985 totaled $5 million through exploration work and old mine dump reclamation. The district consists of three modern surface plants, roads, and power lines. Calais has the following permits which it believes are sufficient for its contemplated operations:

1.	Mined Land Reclamation Permit #M-1977-410 issued by the Colorado Department of Natural Resources;

2.	Water Discharge Permit #CO-0032751 issued by the Water Quality Control Division (WQCD-PE-B2) of the Colorado Department of Public Health and Environment;

3.	Explosives permit Number 3, Mine Number 17, issued by the Colorado Division of Minerals and Geology of the Colorado Department of Natural Resources;

4.	MSHA Permit number 0502730 issued by the federal Mine Safety and Health Administration; and

5.	Permits issued by the Boulder County Land Use Office.

These permits, when taken together, allow mining at the Cross Mine located within our Caribou prospect, as well as exploration activities on the property. These permits do not allow milling. It should be noted that there is no mill on the property.

     We have completed 150,000 feet of core drilling through May 31, 2004 (and no additional drilling through July 31, 2004), and we have a modern core library. All data is in the Vulcan/Maptek program and has an extensive database. The Cross Mine has high grade vein widths from 3 feet to 50 feet, going to significant depths and significant strike lengths. The Caribou district has recorded production dating back to 1869 of 300,000 oz. gold and 20,000,000 oz. silver. We owe royalty obligations to related and to unrelated parties as described below under “Royalty Obligations on Caribou Prospect.”

     We have acquired interests in additional, neighboring prospects since the original acquisition in 1998. In all cases, these additional prospects were acquired from unaffiliated third parties. The property we own includes 128 patented and 105 unpatented mining claims. The unpatented mining claims are located on federal lands and are subject to federal as well as state jurisdiction, and the requirements of the U.S. General Mining Law.

     Of the 128 patented claims in our land position, six claims represent fractional ownership, and an additional eight claims represent ownership of the subsurface minerals only, together with either a partial interest in the surface, and/or a mining easement in favor of the Company. Four of the 128 mining claims are leased interests. Calais and an affiliated company, Aardvark Agencies, Inc. (“AAI”) has fee ownership of approximately 400 net surface acres, and approximately 570 net mineral acres. Approximately 12.5 acres of these mineral lands are leased lands. The difference between the net mineral acres and net surface acres represents lands where the Company owns the subsurface and a mining easement upon the surface, but not the entire surface interest. AAI is controlled by Calais’ previous chairman, Marlowe Harvey. Following a series of transactions between AAI, Mr. Harvey, Calais, and Mr. Hendricks which resulted in litigation brought by Mr. Hendricks against Mr. Harvey, Mr. Harvey, AAI, Mr. Hendricks and Calais entered into a mutual release and settlement agreement effective July 18, 2000. This agreement (which was modified in 2004) provides that Calais has the right to reacquire the claims held by AAI for a debenture (which Calais has already paid to AAI) and for a payment from Calais to AAI “equal to pay the capital gains triggered by the” reconveyance of the property to Calais. (The cash payment will be deducted from the debenture.)

     In March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of AAI in the Caribou prospect, including the price payable for the reacquisition (a total of Cdn$747,728 which is included in the debentures in our financial statements) and AAI’s right to convert that debenture before it is paid. That agreement also defined Calais’ right to borrow against, enter in and upon the mineral interests in the Caribou prospect owned by AAI, construct buildings and mines on those prospects, and remove and sell minerals from Caribou for Calais’ own account.

     Calais and its predecessors located the 105 unpatented claims under the general mining laws of the United States. Each of these claims is generally 20 acres in size, less any overlaps and area attributable to previously patented lands lying within their boundaries. The net acreage controlled by these unpatented claims is approximately 1,525 additional acres. We are engaged in the location of additional unpatented mining claims. There is no guarantee that additional federal lands will remain open to location, or that the General Mining Law will not be repealed or amended.

     The vast majority of exploration to date on Calais’ lands has taken place on patented claims. Under the General Mining Law, as amended, unpatented claims may only be validly located by the making of a discovery, within the meaning of that law, upon open lands within the exterior boundaries of the claims. Though mineralization has been encountered on some of the unpatented claims, there can be no guarantee that there is a valid discovery on any of those claims. The patenting of mining claims, done with relative ease during the period 1872-1920, is now very difficult, and most patent applications are either suspended or prohibited from being filed. Thus, there is no likelihood for the acquisition of a fee title to any of the unpatented lands, and unpatented claims now held are held subject to potentially adverse changes in laws and regulations governing them.

Royalty Obligations on the Caribou Prospect

     The majority of the mineral interests that Calais acquired from the former Hendricks Mining Co. (“HMC”) in 1998, or acquired within five years thereafter, are subject to net smelter return royalties in amounts varying from 2.0% to 0.5% of net smelter returns in favor of the former shareholders of

Hendricks Mining Co. (which include Thomas S. Hendricks (as to 85.354%), Mr. Hendricks’ mother (10.101%), and Mr. Hendricks’ attorney (4.545%) who has continued as attorney for Calais. The period for which Calais was obligated to make further royalty grants as to new acquisitions expired in April, 2003. The royalty grants now outstanding and of record are effective for a period of 20 years after the date of the grants, with expiration of the royalties beginning in March 2018, and ending in April 2023. These individuals own the net smelter return royalty covering substantially the entire Caribou prospect. (The net smelter return does not include mineral interests acquired since April 2003.)

     The royalty grants to the former HMC shareholders are subject to a partial buyout option exercisable by the Company at any time during the term of the grants. The buyout option gives the Company the right to buy out and retire 1% out of the 2% royalty grants (being 50% of the outstanding grants) for an exercise price of US$750,000. Whether or not the exercise of the buyout option would be advantageous to the Company cannot be determined from information currently available to the Company.

     Several of the mineral interests acquired by the Company or AAI are subject to royalty reservations in favor of prior owners of those interests. A total of nine of the patented mining claims bear net smelter return royalties in amounts varying from 1.325% to 3.5% of net smelter returns. The terms of these royalties vary from perpetual to a lifetime interest only. To date, Calais has not made any attempt to negotiate the re-acquisition of any of these outstanding royalty interests, all of which are held by parties not affiliated with Calais.

     The payment of royalties upon production, if it occurs, can negatively affect the economics of a prospective mining operation, and may hinder the ability of Calais to finance such operations. As no production decision has been reached as to Calais’ mineral interests at Caribou, the impact of existing royalty agreements upon Calais’ ability to develop any mineralization discovered has not been determined.

Property Description/Location/Access/Climate/Plant and Equipment

     The Caribou prospect includes the Cross Gold Mine, the Potosi Mine and several other district prospects. The prospect is on the east flank of the Front Range Mountains, approximately 25 miles west of Boulder, Colorado. It is reached by a five-mile all-weather graded gravel road from the small town of Nederland, which connects with Boulder via paved State Highway 119. The prospect area encompasses claims with additional Federal claims on public lands north and west of the Cross Mine. Gold and silver mineralization occurs in a broad, west-northwest trending zone that includes the Cross Mine and extends about 2,500 feet on the prospect.

     Three-phase power, sufficient to service a 500 tpd (tons per day) mine and mill complex, is installed and active on the Caribou prospect. An 18-gauge rail haulage system and equipment, hoisting equipment, compressed air, water and ventilation services are installed and maintained in good working condition in the Cross Mine. Mine water treatment facilities are currently operating in compliance and were upgraded in recent years.

     The Cross Mine is fully permitted through the Colorado State Health Department, the Colorado Division of Mines, Mine Safety and Health Administration, and the Colorado Mined Land Reclamation Division. Permitting includes a water discharge permit.

     There are three sheet metal buildings located on the Caribou prospect. Calais uses these buildings for its mine offices, warehouse space, laboratory, and a garage for some of its vehicles.

     Other mining equipment includes a bulldozer, a back-hoe, a front-end loader, water trucks, several other trucks, a Boart Longyear diamond-tipped core drill and three smaller drills as well as other equipment and inventory used in the operations at the Caribou property.

     All of the buildings, equipment and vehicles are in operational condition and are maintained regularly. We believe that the building, equipment and vehicles are sufficient to continue our exploration program on the Caribou prospect.

Geological Setting.

     The Caribou prospect is situated in the northeast end of the northeast-trending Colorado mineral belt, a regional trend of mineralization extending across Colorado resulting from deep-seated crustal structures. The prospect area includes metamorphic rocks of Precambrian age that are intruded by multi-phase Tertiary rocks, and are predominately monzonite in character. A system of northeast striking veins which cut east-west striking veins has been the source of past gold and silver production in the prospect area. Of greatest length are the northeast trending veins which parallel the Colorado mineral belt and follow an ancient zone of structural weakness. The northeast striking No Name vein and the Caribou Peak breccia zone are mineralized shear components of the Colorado mineral belt with strike slip movement. Both the No Name and Caribou Peak zones were probably conduits for fluids which mineralized numerous east-west striking veins and the Pegmatite Reef zone. In the vein systems, late phase gold mineralization over-prints earlier mesothermal silver, lead, zinc and copper mineralization. A deep-test core hole documents strong gold mineralization persisting 2,000 feet below the surface.

     From the results of core holes we have drilled, surface exploration, geological reconnaissance, and other analysis, we believe the No Name vein system is at least 1,800 feet in length or strike. We interpret the surface expressions, outcroppings, assay results, and other analysis to indicate that the No Name pierces the surface for a significant distance. Based on prior studies, we believe that the vertical depth of the No Name vein at the Caribou Mine is approximately 1,400 feet. Geology and mineralogy studies suggest that the gold/ silver vein systems extend to great depth below the deepest level of the known mine workings. The No Name vein outcropped the surface at the Caribou Mine and was mined from the surface to 1,400 feet down and was mined for 500 feet on the strike. The No Name vein ranged up to 30 feet true width at the Caribou Mine and measured 43 feet with hole 97-104, however there were also widths encountered as small as 1 foot wide. As is the case with mineral veins in general, widths of the No Name vein pinch and swell in size throughout its strike and depth. While we have a significant amount of information, we are continuing to assemble data about the dimensions of the NoName vein system.

     The No Name is a large gold vein system, but it is only one of many gold vein systems previously identified at the Consolidated Caribou Gold and Silver District. There are many large veins that need further exploration to fully identify their size and potential including: Anaconda Vein, Rare Metals Vein, Caribou Park Zone, Apache Vein, Postosi Vein, East and West Nelson Veins, Golconda Vein, and the Pegmatite Reef. Individual veins range in width from inches to tens of feet, but generally average between two to ten feet, and consist of sheared zones containing quartz and disseminated sulfides. Altered host rock within and adjacent to veins shows limited sulfide mineralization, due to lesser amount of rock fracturing. Primary sulfides include fine grained pyrite, galena, chalcopyrite and sphalerite in a quartz and carbonate gangue. The gold and silver are generally microscopic and are associated with the sulfide minerals.

Mine Structure

     The Cross Mine is an underground mine with 4 levels of tunnels. Drilling depths are 2,180 feet below the surface. The Cross and Caribou Mines are located 25 miles west of the city of Boulder, in Boulder County, Colorado. The property consists of approximately 3,000 acres of patented and unpatented mining claims situated in the Grand Island Mining District. The Caribou Mine was the largest historical producer in the district, having produced 20,000,000 ounces of silver, with lesser production of gold and silver from the Cross Mine. Pine forested mountain slopes predominate the area, with elevations ranging from 9,500 to 10,500 feet above sea level.

     At the Cross Mine gold and silver mineralization is contained within a series of veins occurring near the contact between biotite gneiss of the Precambrian age Idaho Springs Formation and quartz monzonite of an early Tertiary age intrusive stock. The veins are hosted by both rocks types and pass undisrupted across the contact. The Cross Mine occurs largely within the gneiss and is dominated by gold mineralization, while the Caribou Mine occurs in the monzonite and is dominated by silver mineralization.

     Precious metal grades in the Cross Mine typically run 0.05 to 1.0 ounces of gold per ton and 0.1 to 30.0 ounces of silver per ton, while in the Caribou Mine they run .22 to 1.7 ounces of gold per ton and .11 to 71.78 ounces of silver per ton. Surface weathering has partially oxidized sulfide minerals to depths of approximately 100 feet below the surface.

Exploration Work During 2003 and 2004

     Because of working capital shortages, we performed no exploration work on the Caribou prospect during our 2003 or 2004 fiscal years prior to August 2003.

     After receiving the funds from the August 2003 financing, we commenced a drilling and exploration program on the Caribou prospect which resulted in the drilling of six exploration holes (totaling approximately 13,500 vertical feet) at a cost of US$750,000.

Resource Estimation

     We have mapped all of our exploration work in a three dimensional program which has also allowed us to estimate mineral resources in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure of Mineral Projects. As a result, although we have not identified any mineral reserves, we have identified mineral resources as described below. United States investors are advised that while terms such as “measured,” “indicated” and “inferred” mineral resources are recognized and required by Canadian regulations, the United States Securities and Exchange Commission (the “SEC”) does not recognize them. “Mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of a mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. United States investors are cautioned not to assume that all or any part of mineral resources will ever be converted into mineral reserves or ever recovered profitably, if at all.

     The international consulting firm of Pincock Allen Holt of Lakewood, Colorado, believes it is appropriate to refer to the estimated mineralization in the Caribou prospect as a mineral resource (as that term is defined in Canadian regulations) in that no particular economic parameters or cutoff grades had been applied to identify economically mineable area. Pincock Allen Holt concluded that Calais mineral resource estimates contained in a report prepared by the Company’s vice president, Robert Akright, represented reasonable estimations for the eight project veins being considered and that the manual procedures used in the calculations are were in accordance with standard engineering practice.

     Original mineral resource estimates were made using hand drawn polygons on longitudinal sections in the planes of the veins. The longitudinal sections were generated on the 3-D Vulcan computer. Vein widths were measured also using the Vulcan computer by viewing the veins from several perspectives in 3-D. Mineral resources were classified as either measured, indicated, or inferred, in order of increasing geological confidence, depending on projections from data points. An inferred mineral resource has a lower level of confidence than that applied to an indicated mineral resource. An indicated mineral resource has a higher level of confidence than an inferred mineral resource but has a lower level of confidence than a measured mineral resource. Measured mineral resources were estimated using hand drawn polygons on the longitudinal sections with an area of approximately 50 feet beyond data points.

Indicated mineral resources were estimated by making modest projections beyond the measured mineral resource blocks, generally a distant of approximately 50 feet. Inferred mineral resources were based on modest geological projections beyond the measured mineral resource areas in the planes of the veins. Areas used in volume calculations were measured on the longitudinal sections using a K & E hand operated compensating planimeter. Tons were calculated using a factor of 12.0 cubic per short ton base on the density of the host rock and information from past underground mining information. Assay data used in the study were from conventional fire assays produced in commercial laboratories and reported in ounces of gold and silver per ton avoirdupois. Mineral resource estimates are not precise calculations, being dependent on the interpretation of limited information on the location, shape and continuity of the occurrence and on the available sampling results. Reporting of tonnage and grade figures as reported in this News Release have been rounded off to what the Company’s geologist considers to be appropriately significant figures to reflect the order of accuracy given the imprecise nature of a mineral resource estimate.

     Table 1 below summarizes the mineral resource estimate contained in the original reports.

Table 1

Calais Resources, Inc.
Cross/Caribou Mines, Colorado
Mineral Resources Aug 2002

	Measured Mineral Resource			Indicated Mineral Resource			Inferred Mineral Resource
		Gold	Silver		Gold	Silver		Gold	Silver
Vein	Tons	(opt)	(opt)	Tons	(opt)	(opt)	Tons	(opt)	(opt)
Juliet	19,000	0.18	0.67	0	0	0	0	0	0
Rare Metals	98,000	0.40	2.58	0	0	0	92,000	0.40	2.58
Apache	41,000	0.35	8.57	0	0	0	27,000	0.35	8.57
Potosi	8,000	0.22	10.84	0	0	0	7,000	0.22	10.84
Anaconda	0	0	0	35,000	0.51	1.15	30,000	0.51	1.15
No Name	0	0	0	133,000	0.25	9.67	423,000	0.25	8.88
E. Nelson	0	0	0	30,000	0.11	13.32	0	0	0
W. Nelson	0	0	0	79,000	1.78	71.78	0	0	0
	166,000	0.35	4.24	277,000	0.45	18.65	578,000	0.30	7.48

Notes:

(1)	No cutoff grade or dilution factor was applied for resource tabulation.

(2)	The resource for the Juliet and Rare Metals veins in the Cross Mine area are only those that occur below the lowest workings (Fourth level – 9515 feet).

(3)	The resource for the East Nelson and West Nelson veins in the Caribou Mine area are only those that occur below the lowest workings (1239 Level – 8951 feet).

(4)	The resource for the No Name veins in the Caribou Mine area includes unstoped areas as well as areas that occur below the lowest workings (1239 Level – 8951 feet).

     Pincock Allen Holt believed it was appropriate to refer to the estimated mineralization as a mineral resource in that no particular economic parameters or cutoff grades had been applied to identify economically mineable area and concluded that Calais mineral resource estimates contained in the Akright report represented reasonable estimations for the eight project veins being considered and that the manual procedures used in the calculations are in accordance with standard engineering practice.

     Subsequent to the 1998 report prepared by Pincock Allen Holt, the Company added an indicated mineral resource estimate with respect to the Cross Mine using data from the mine’s historical operations (using level four of the Cross Mine to the surface ground) taken from a report entitled “Project Status and Recommendations for Continued Evaluation – Cross Mine” prepared by geologists Larry Barrett and William Schuiling in June, 1988. Table 2 summarizes the additional indicated mineral resource estimate with respect to the specified areas of the Cross Mine.

Table 2

Calais Resources, Inc.
Cross Mine, Colorado
Mineral Resources Aug 2002

	Measured Mineral Resource			Indicated Mineral Resource			Inferred Mineral Resource
		Gold	Silver		Gold	Silver		Gold	Silver
Vein	Tons	(opt)	(opt)	Tons	(opt)	(opt)	Tons	(opt)	(opt)
Cross Mine	0	0	0	37,000	0.32	3.96	0	0	0
Total/ Avg.	0	0	0	37,000	0.32	3.96	0	0	0

     The Company believes the subsequent indicated mineral resource represent a reasonable estimate of the designated areas of the Cross Mine based on historical data determined while the Cross Mine was in production and subsequently obtained by the Company.

     All references to mineral resources or inferred mineral resources set out in the original reports by Akright and Pincock Allen Holt or reported by the Company that are not mineral reserves do not have demonstrated economic viability. Due to the uncertainty that may attach to categories of mineral resources, the Company advises that there is no assurance that mineral resources will be upgraded to proven and probable mineral reserves as a result of continued exploration. The development (if warranted) of a commercially productive mineral reserves and the marketability of any minerals discovered are also affected by numerous factors which are beyond the Company’s control and which cannot be predicted, such as the potential for further financing and environmental, permitting, legal, title, taxation, socio-political, marketing, or other relevant issues.

Previous work

     Silver ore was discovered in the region in 1869. A wagon road was completed in 1870 and mining developed rapidly over the next few years with the highest production coming from the Caribou and No-Name veins. The Cross ore deposit was discovered in 1873 and had minor intermittent production until 1939.

     HMC began the task of reopening the Mine in 1974. Between 1977 and 1985, HMC produced 27,000 short tons of material with gold and silver mineralization from four mine levels. HMC explored the property by drifting, drilling from both the surface and underground and by mapping and sampling. The mine workings in the Cross Mine have been expanded.

Proposed Work (fiscal 2005) for the Caribou Prospect

     We plan to conduct further drilling and other exploration activities and scoping studies, depending on the availability of financing. Although we believe that we will be able to obtain the necessary financing on reasonable terms, we cannot offer any assurance that we will be able to do so.

Manhattan Prospect; Nevada, USA: Gold Exploration

Acquisition Details

     The Manhattan prospect is located around the old mining town of Manhattan, Nevada, USA. Manhattan is 15 miles southeast of Round Mountain, Nevada, located on Highway 376, 20 miles from Carvers, Nevada, and 43 miles from Tonopah, Nevada. The prospect covers approximately 4,600 acres of patented and unpatented Bureau of Land Management (“BLM”) and U.S. Forest Service (“USFS”) land.

     In December 1994, we paid Marlowe Harvey US$1,176,000 for a 51% interest in various mineral interests known as the Manhattan prospect. Mr. Harvey claims that he retained a royalty interest in these properties, which claim has not yet been substantiated with documentation. It now appears that, at the time of the acquisition, Mr. Harvey owned (with others) a claimed joint venture interest, and did not own any part of the record title to any patented and unpatented claims which were a part of the Manhattan prospect. Mr. Harvey’s claim of a right to purchase some of the joint venture properties appear now to have been contractual in nature and not a direct interest in the properties, and the parties had not (and in some cases still have not) completed their contractual obligations. We are attempting to determine title to these the joint venture interests, to acquire other of the joint venture interests, and to take steps to cure title to the Manhattan prospect, and to determine whether Mr. Harvey’s claimed royalty interest exists. To this end, beginning in October 2003 we received title information relating to these prospects which consist of 28 patented mining claims and some 147 unpatented mining claims, including title reports on the unpatented claims and a litigation title guaranty on the patented claims.

     In July 2004, and acting in accordance with a settlement agreement between the parties, Marlowe and Judy Harvey and their affiliated companies (Argus Resources, Inc., White Cap Mines, Inc., and Moran Holdings, Inc.) conveyed their respective interests in these properties to Calais Resources Nevada, Inc. These deeds are in the process of recordation. Mr. Harvey has not yet presented recordable evidence of his authority to act on behalf of the named entities in executing the conveyances. The litigation guarantee and the title reports indicate that the title obtained is not yet a marketable title. Of the properties conveyed, including the 147 unpatented claims, at least 20 of the claims are believed to be titled in third parties not affiliated with the joint venture; 15 of the claims were titled in Argus and NMMI (of which the Company has now received the 60% record title of Argus); 14 of the claims were titled in Argus (of which the Company has now received record title); 42 of the claims were titled in White Caps Mines, Inc. (of which the Company has now received record title); 56 of the claims are still titled in either or both of or one or more of the following (collectively the “Manhattan Parties”):

Nevada Manhattan Group, Inc. (formerly known as Nevada Manhattan Mining, Inc., a publicly-held Nevada corporation which appears not to have filed any reports with the Securities and Exchange Commission since April 10, 2000 and is believed to be currently subject to an SEC enforcement action as a result of its failure to file reports); and

An individual named Anthony Selig (Las Vegas, Nevada) and various entities owned by Mr. Selig (the “Selig Entities”).

     Initial investigation has disclosed that the Selig entities are currently holding a deed to any and all interest of Selig and the Selig entities in and to the patented and unpatented properties listed in a 1997 agreement with NMMI, in favor of NMMI. Selig has stated to Calais that he is prepared to tender the deed either to NMMI, or, to the Nye County District Court, if properly directed. As NMMI placed liens on its interest in the properties, including, in at least one instance, any after-acquired title of NMMI, Calais is concerned about possible recordation of a deed to NMMI not accompanied by a Court order referencing the Settlement Agreement with NMMI. Calais is also attempting to determine the status of the so-called Silenus lien, disclosed in the litigation title guarantee for the 28 patented properties. Management is evaluating its options for a continuation of the curative work needed to secure title to the Manhattan prospect.

     We entered into an agreement and settlement dated September 7, 2000 with Nevada Manhattan Mining Incorporated (“NMMI”) to settle and purchase its interest in the property. (NMMI is not affiliated with us.) We agreed to make four annual payments of US$75,000. During the term of the agreement the Company has agreed to pay NMMI a 2% net smelter return royalty. The Company can purchase the entire NMMI interest and royalty for US$7.5 million, payable over 30 years. The total amount payable would be reduced by any production royalties paid. We have been unable to make the most recent payments because NMMI no longer has an address. We are considering petitioning the Nevada court to hold the funds for NMMI so that Calais can prove compliance with the settlement agreement and obtain court assistance in obtaining title to any interest claimed by NMMI. In its last (2000) report filed with the SEC, NMMI described its ownership of certain of the mineral interests included within the Manhattan prospect that Calais claims as follows:

In March 1997, the Company [“NMMI” in this and the following paragraph] entered into a Sale and Purchase Agreement with the Selig Entities. The Selig Entities were the original owners of the patented and unpatented mining claims comprising the Nevada prospect, having perfected their rights to ownership pursuant to Federal and local law. Under the terms of this agreement, the Selig Entities agreed to sell to the Company one hundred percent (100%) of their interests in a certain promissory note (the “Nevada Note”), the Deed of Trust and the Nevada prospect for the sum of Three Hundred Seventy Five Thousand Dollars ($375,000) payable as follows: One Hundred Thousand Dollars $100,000) in March 1997 and the balance plus all accrued and unpaid interest (calculated at the rate of 5.25%) on or before February 6, 1999. The Company in fact paid the first installment of One Hundred Thousand Dollars ($100,000) in March 1997 and prepaid the remaining balance in June 1997. As a result, all obligations to the Selig Entities have been fulfilled by the Company and the original note and deed of trust have been delivered by the Selig Entities to the Company. The agreement also acknowledges that the Company is the only person or entity legally entitled to conduct mineral operations on the Nevada prospect. The Company is also required to pay all U.S. Bureau of Land Management annual maintenance fees associated with the claims comprising the Nevada prospect. Such fees have been paid by the Company through August 2000.

The Company [“NMMI”] entered into a Subscription Agreement with Silenus Limited on April 14, 1997 (the “Subscription Agreement”). The Subscription Agreement required the Company to grant to Silenus Limited a $2,000,000 deed of trust encompassing the Nevada prospect until the Debentures issued to Silenus are converted, redeemed or paid in full. The Company has neither delivered nor recorded this deed.

     Our title investigation has determined that the Silenus deed of trust, executed by NMMI, has been recorded in Nye County, and that it does purport to encumber any after-acquired title of NMMI. Our litigation against NMMI was resolved after the events described in the NMMI report and we believe that we can enforce our contractual rights against NMMI. We believe that our rights to the 75.5% of the joint venture and properties, at minimum, are superior to the rights of Silenus, although we cannot offer any assurance that a court will accept our arguments and positions we might proffer. Management is evaluating its options for dealing with the purported Silenus lien and other liens attaching to the NMMI interest. (The Silenus and other liens purport to have attached prior to, or during, a period when NMMI and Selig were claiming that Harvey/Calais had been defaulted out of certain purchase contracts, and, further, claiming that they (NMMI/Selig) could contract to dispose of venture properties to the exclusion of joint venture partners, a position later rejected by the Nye County court prior to execution of the Settlement Agreement). The existence and status of the Silenus lien, and whether it attaches to any venture properties, is a material concern regarding title to the Manhattan Prospect.

     Notwithstanding Calais’ then lack of any direct ownership interest in those prospects and entirely in reliance on its claimed contractual rights, Calais has continued to maintain those prospects for several years by paying property taxes on the patented mining claims, the assessment work obligations on the unpatented claims (US$14,700 per year) and the annual payments made to NMMI under the settlement agreement

(US$151,215 through fiscal 2004). In some years, we have received a small refund for fees paid on 20 claims titled in Selig in which third parties claim separate contractual rights running from Selig. We have discussed a compromise of those claims, and a possible re-acquisition by the Company, with Selig. These discussions have not yet been completed. Management is engaged in a discussion of its options concerning the other Selig properties.

     On March 8, 2004, we entered into an agreement (the “Harvey Settlement”) with Marlowe Harvey and his related entities by which Mr. Harvey and his related entities agreed to assign their interests in the Manhattan prospect to Calais and agreed to convey to Calais (not later than December 31, 2005) the entire right, title and interest in the Manhattan prospect from all parties (“marketable title”). Upon receipt of the marketable title, Calais will pay one of Mr. Harvey’s related entities 250,000 shares of Calais restricted stock. Calais agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock to Argus Resources, Inc., one of Mr. Harvey’s related entities if Calais identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces. To our knowledge, Mr. Harvey has not attempted the curative measures necessary to provide marketable title to the mineral interests to Calais and, even if he commences this work, we cannot offer any assurance that he will be able to do so.

     Based on a preliminary review of this information and assignments that Calais received in July 2004 from Mr. and Mrs. Harvey and certain affiliated companies as a part of the Harvey Settlement (which assignments Calais has recorded in the Nye County, Nevada records), it appears that the record ownership of the various prospects is as follows:

The 28 patented mining claims appear to be owned by Calais (which received assignment of these claims from Argus Resources, Inc. in July 2004) as to a 60% undivided interest, and by NMMI as to a 40% undivided interest;

42	unpatented mining claims appear to be owned by Calais (which received assignment of these claims from White Cap Mines, Inc. (owned by Mr. Harvey) in July 2004);

57	unpatented mining claims appear to be owned by Mr. Selig or entities associated with Mr. Selig; and

The remaining claims appear to be owned by Calais or by Calais and NMMI in the 60-40 ratio described above for the patented claims. Calais’ ownership of these claims was received by a July 2004 assignment from Argus Resources.

     In July 2004 we also received assignment of their interests in the Nevada mineral properties from Mr. and Mrs. Harvey directly and from other entities they control (Argus Mines, Inc. and Moran Holdings, Inc.

     Mr. Selig has denied any obligation to convey any portion of the claims directly to Calais, but, has admitted an obligation to convey his interest in claims described in the 1997 agreement between Selig and NMMI to NMMI. Selig is fully aware of the outcome of the Calais/NMMI litigation, and he and his counsel have indicated a willingness to tender the NMMI deed to the District Court in and for Nye County if properly directed to do so. We believe that the settlement of the NMMI litigation results in NMMI being obligated to convey its interests in the prospects to Calais, subject to the terms of the Settlement Agreement, including payment of royalties to NMMI from production. We are currently unable to locate any person with authority to act for NMMI; management is evaluating the possible invocation of the jurisdiction of the District Court to accept the Selig deed on behalf of the joint venture, and subject to the terms of the recorded Settlement Agreement.

     As indicated above, we have only recently been able to commence any title review of the property. The record title consists of a number of inconsistent and incompatible documents. Consequently there can be no assurance that the preliminary conclusions reached above are accurate or complete, and we cannot offer any assurance that we will be able to obtain legal title to the mineral interests that we believed we acquired in December 1994. We do not intend to expend any funds on exploration of this property until the title situation has been resolved to our satisfaction.

Geological Setting; No Significant Exploration Work

     We have not accomplished a significant amount of exploration work on the prospects constituting the Manhattan prospect. Based on work performed by others on these prospects and in the district, we believe that the prospects may contain gold and silver resources. Geology, structure, and ore mineralogy determined from other properties in the district suggests a potential for a system of high-grade feeder veins and/or replacement gold deposits at depth. The oldest rocks in the Manhattan prospect are phyllite, schist, quartzite and limestone units of the Cambrian Gold Hill formation. Of these, the White caps limestone has been the most productive mineralized unit in the district. Until we obtain greater assurances as to title to our mineral interests in the Manhattan prospect, however, we do not intend to perform any exploration work to confirm the geology or locate any such mineralization.

Previous Work

     The historic mining in the area extends from 1866 to present with the major activity taking place in the late 1860’s, between 1906 and 1921, and from the 1960’s until present. Placer and lode mining took place principally in the Reliance, White Caps, Union Amalgamated, Manhattan Consolidated, Earle, Big Four, and April Fool Mines. There has been significant production in recent years from adjoining property.

Proposed Work (fiscal 2005)

     As discussed above, we do not intend to perform any significant work on the mineral interests constituting the Manhattan prospect until (if ever) the uncertainties relating to the title to those mineral interests are resolved. Consequently we have not allocated an exploration budget for those prospects in our 2005 fiscal year subject to available financing.

Panama Prospect: Gold Exploration

Acquisition Details

     Pursuant to an agreement dated October 6, 2000, we received an option to purchase a 40,000 acre mineral concession in an historic gold producing district of Panama with Panama Mining of Golden Cycle of Panama Incorporated (“PMGC”). We acquired concessions to 61,000 acres in the eastern Veraguas district of Panama in 2001 through a five-year lease agreement with PMGC and a related company, Golden Cycle of Panama, Inc. (“GCP”). The prior agreements were cancelled in a new agreement we entered into on February 28, 2003 entitled a “Purchase Option Agreement.” As consideration for the Purchase Option Agreement, we paid the following:

200,000 shares of stock issued to the two owners of PMGC and GCP (Mr. and Mrs. Gary Zook as to 50% and Herbert Hendricks as to 50%) (including 100,000 shares initially issued in 2000); US$10,000 total amount paid to the two owners of PMGC and GCP; and Assumed US$15,750 of the seller’s payables to third parties.

     We also committed to perform certain work on the prospects. As a result of an extension agreement entered into on January 31, 2004, we have an obligation to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. We also hired a shareholder of the sellers, Herbert Hendricks, to oversee the project, and we paid him US$3,500 per month through June 2004 (when we terminated the contract) to do so. Herbert Hendricks is the brother of our president, Thomas Hendricks, but they do not share the same home, they make independent business decisions, and are not otherwise affiliated. We believe that we have completed our hard rock (lode) obligations which are due by September 25, 2004, but we have not completed our placer obligations, and we cannot offer any assurance that we will be able to do so. We may seek an extension of the September 25, 2004 date, but as yet we have not obtained any extension.

     To exercise the option and acquire the lode prospect or the placer prospect, we must commence production of gold from the respective prospect. The terms of acquisition for the two prospects are different:

To acquire the lode prospect, we must pay the sellers a royalty equal to 2% net smelter return from all lode minerals produced from the concession until the sellers have received a total of US$5,000,000. At that time, we will have acquired the concession and the net smelter return will be terminated. Alternatively, prior to August 28, 2004, Calais may purchase the concession from the sellers for a $2,500,000 cash payment and a continuing 0.5% net smelter return.

To acquire the placer prospect, we must pay the sellers a royalty equal to 6% of the gross revenues from placer mineral production until the sellers have received a total of US$5,000,000. Thereafter, the royalty will be reduced to 1% for the life of the placer production.

     In the Purchase Option Agreement, we agreed to keep all mineral interests in good and clean standard, to pay all taxes, and to comply with other governmental requirements. In the extension agreement, the sellers warranted that they had taken all necessary steps to properly register, document or record the Purchase Option Agreement and that they will take such steps with respect to the extension. Although we have made a request to the sellers for these documents, we have not yet received them and, consequently, we have no independent confirmation of their title to the two prospects included within the Purchase Option Agreement. We do not intend to expend any significant funds for the exploration of these prospects until we have obtained the necessary assurances that they have good title to convey to us and that our interest in the prospects is protected under Panamanian law.

     If we default on our obligations, the Purchase Option Agreement gives the sellers the right to give us 30 days notice of our right to cure the default and, if we fail to cure the default or contest the default, the agreement will be terminated. We are negotiating with our contractual partner for the Panama prospect for a restructuring of our contractual relationship, although we cannot offer any assurance that we will be able to achieve any agreement for a restructuring

Geological Setting

     We have done no exploration work on our Panamanian concession except limited surface sampling and some geological mapping. We have reviewed literature about the area and prior production from the Margaja and Cocuyo Mines and a report on the area prepared in 1969 for the United Nations, and we have obtained an airborne geophysical survey made for another company that is no longer active in Panama. The steep, hilly, mountainous terrain of the project area is covered with dense tropical rain forest. Some rain can be expected every month of the year with annual rainfall estimated as high as 200 inches. Heaviest rain typically occurs from November through March. The driest months are from April through June, and September and October. The Rio Concepcion, Rio Veraguas, and Rio Belen flow north to the Caribbean from the east-west trending continental divide in the project area.

     Detailed geologic mapping or exploration of our concessions in Panama is lacking. In general, the area is characterized by a package of Miocene to Pliocene volcanic rocks, primarily andesites, basalts, volcanic breccias, agglomerates, and ignimbrites. Previous work has identified diorate and granodiorite intrusives in the area. Deep weathering of bedrock and oxidation and leaching of sulfide minerals would be normal in a wet, tropical environment like Panama. Rapid erosion of the mountainous terrain in the project area may have locally stripped away soil, weathered bedrock, thereby exposing unaltered bedrock and sulfide minerals, especially along ridge lines.

     Alluvial gold occurs in the three rivers, river terrace deposits, paleo-channels covered by volcanic flows, beaches along the Mosquito coast, and marine deltaic deposits. Gold in these alluvial environments appears to have its origin in a gold vein trend roughly parallel to the Mosquito coast. In some literature, this gold vein trend is referred to as the “Faja de Oro.”

Previous Work

     Gold has been produced by primitive methods from streams and high-grade veins in the region since the time of Columbus. There has been no modern day systematic gold exploration to evaluate the resource potential of the veins on the concession. We have not performed any exploration or other work on this property.

Proposed Work (fiscal 2005)

     We hired a geologist familiar with our property, and hired an operations manager. We have also hired five local workers to work on the property. There was a base camp built for accommodations. We are required by our property leasehold to expand into hard rock exploration in 2004, and have committed to a $250,000 initial hard rock exploration budget during calendar year 2004. We are engaged in discussions with other parties for the financing necessary to meet this obligation, although we cannot offer any assurance that the required financing will be available to us. If we are able to restructure the agreement for the Panama prospect, we expect to be able to restructure all Panama project obligations. Subject to adequate financing, we expect to spend up to Cdn$500,000 on the Panama prospect in fiscal 2005.

Access to Panama Concession

     Access to our Panamanian properties is by boat (about a nine hour ride) or helicopter (about a 30 minute ride) from Colon, Panama. Once on the property, there are dirt roads that allow good transportation throughout the property except during the rainy season (approximately November to March, annually). During the rainy season, access is more difficult but can be accomplished using tracked vehicles instead of four-wheel drive vehicles.

Title to the Panamanian Property.

     The Panamanian property (including both the lode prospects and the prospects for placer production) is a government concession originally granted to Paul Zook. When Mr. Zook’s concessions expired, his son Gary Zook acquired 3,000 hectares of the original concessions under the name of Golden Cycle of Panama. Gary Zook later acquired an additional 21,000 hectares under the name of Panama Mining of Golden Cycle. Panama Mining of Golden Cycle also has an agreement with Golden Cycle of Panama for the original 3,000 hectares. The total concession now consists of approximately 24,000 hectares, and includes river marine placer, off shore marine placer, and hard rock prospects located in the eastern Veraguas district of Panama.

ITEM 3. LEGAL PROCEEDINGS

     In 2000, Thomas Hendricks brought litigation against Marlowe Harvey, Aardvark, and Calais relating to certain information allegedly not disclosed to Mr. Hendricks at the time that his company, HMC, was acquired by Calais. Generally, Mr. Hendricks’ allegations related to interests that Calais had in property in Mexico and the lack of funding for continuing exploration of the Caribou prospect. The parties resolved this litigation shortly after it was commenced by entering into a mutual release and settlement agreement. As a result of the agreement,

a.	Mr. Harvey paid certain funds to Mr. Hendricks;

b.	Mr. Harvey’s wife transferred a Cdn$984,000 debenture (which had been issued to her by Calais) to Mr. Hendricks (which as a result of a March 2004 settlement agreement Mr. Hendricks has reassigned to Mrs. Harvey, subject to her demonstration that the reassignment is in compliance with applicable securities laws);

c.	Calais reimbursed Mr. Hendricks for one-half of his legal expenses incurred in bringing the litigation;

d.	Calais agreed to sell its interest in the mining equipment located in Mexico and apply the funds to repayment of Calais’ obligations;

e.	Aardvark agreed to transfer its interest in the Caribou prospect to Calais as described above;

f.	Calais agreed to honor the royalties granted to the former HMC shareholders;

g.	Mr. Harvey agreed to resign as president and chief executive officer of Calais and Mr. Hendricks agreed to accept appointment to those positions; and

h.	Mr. Hendricks has a right to approve financing for Calais’ exploration of the Caribou prospect.

     Calais believes that the parties have resolved their issues in the March 8, 2004 Settlement Agreement discussed below. See “Settlement Agreement with Mr. and Mrs. Harvey and their affiliates,” in Item 12, below.

     Other than discussed below, we know of no material, active or pending or (to our knowledge) threatened legal proceedings against them. Other than discussed below, we are not involved as a plaintiff in any material proceeding or pending litigation.

     A Writ of Summons and Statement of Claim was filed in Supreme Court of British Columbia on May 21, 2002 regarding monies owing and payable to Devlin Jensen for services provided in the amount of $63,368 plus interest and costs incurred therein. This debt has been fully paid and Devlin Jensen has released its claims.

     A Claim was made in Alberta by BDO Dunwoody for services provided during in the amount of $48,864 plus interest and costs incurred therein. This amount has been paid.

     In November 2002 Calais entered into an agreement with National Capital Companies for the performance of investor relations services. Included in the consideration we paid National Capital at the time were 480,000 common stock purchase warrants and 150,000 shares of restricted stock. We did not believe that National Capital performed on their obligations. As a result of settlement discussions with National Capital, in October 2003 we agreed to allow National Capital to retain 37,500 of the originally-issued 150,000 shares and agreed to issue to National Capital an additional 25,000 restricted shares. National Capital agreed to return the remaining 112,500 shares and the warrants for cancellation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     Our Common Shares were approved for trading on the OTC Bulletin Board in the United States, under the symbol “CAAUF” on February 1, 1999.

     The high and low sales prices on the OTC Bulletin Board for actual trades of the Company’s Common Shares from date of listing is as follows and quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Quarter Ended
2004 fiscal year	Aug 31, 2003		Nov 30, 2003		Feb 28, 2004		May 31, 2004
Common Stock
High	US$	2.50	US$	2.00	US$	2.00	US$	1.70
Low	US$	0.28	US$	1.25	US$	1.45	US$	0.92

	Quarter Ended
2003 fiscal year	Aug 31, 2002		Nov 30, 2002		Feb 28, 2003		May 31, 2003
Common Stock
High	US$	1.00	US$	0.70	US$	0.85	US$	0.53
Low	US$	0.20	US$	0.25	US$	0.20	US$	0.20

     The Company’s Common Shares are issued in registered form and the following information is taken from the records of Pacific Corporate Trust Company, located in Vancouver, British Columbia, Canada, the registrar and transfer agent for the Common Shares.

     The Company’s Common Shares are not registered to trade in the United States in the form of American Depository Receipts (ADR’s) or similar certificates.

(b) Holders of Common Equity

     On May 31, 2004, the shareholders’ list for the Company’s Common Shares showed 344 registered shareholders and 20,143,453 Common Shares outstanding. 62 of these shareholders were U.S. residents, holding 10,401,525 shares representing 52% of the issued and outstanding Common Shares.

(c) Dividends

     We have not declared any dividends since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

     Because of our outstanding lending arrangement with the accredited investors entered into in August 2003, we are prohibited from declaring or paying any dividends until the loan has been repaid in full. There are no other restrictions on our ability to pay dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

     Although we have not adopted a formal equity compensation plan, see Item 10 below for information on compensation.

(e) Recent Sales of Unregistered Securities – Item 701 Disclosure.

1. Issuance to Accredited Investors

          1.a After the end of our fiscal year, we issued 100,000 shares of our common stock and two sets of warrants (described below) to two accredited investors, James Ober and Luke Garvey, in exchange for US$75,000. (The documentation from Ober and Garvey for this transaction has not yet been returned to the company. The following disclosure describes the transaction assuming that the documentation is completed.)

     (i) The transaction was intended to be effective June 16, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were Messrs. Ober and Garvey.

     (iii) The securities were sold for cash, and Calais received US$75,000.

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Messrs. Ober and Garvey with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that the accredited investors obtained all information regarding Calais Resources they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as follows: Warrants to purchase 100,000 shares of our common stock are exercisable at US$1.25 through December 31, 2005, and warrants to purchase 100,000 shares of our common stock are exercisable at US$1.75 through December 31, 2006. The warrants are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received US$75,000 from the issuance of the shares and used the funds provided for working capital purposes.

          1.b In June 2004, we received US$166,000 from two accredited investors, Messrs. Ober and Garvey and intend to issue to them a promissory note in exchange for their investment of that amount, and to collateralize the repayment obligation by including itin the Broadway financing transaction. The promissory note will bear interest at 15% per annum and will be due on July 31, 2005. Because this transaction is secured by real estate, we do not believe that it involves the offer and sale of a security, and including this transaction in this section does not constitute an admission that it does involve an offer or sale of a security. The following disclosure assumes that the documentation provided to Ober, Garvey, Duffy, and Duffy is returned to the company as agreed to in writing and as approved by the board.

     (i) The transaction is to be effective June 16, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were Messrs. Ober and Garvey.

     (iii) The securities were sold for cash, and Calais received US$166,000.

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Messrs. Ober and Garvey with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that the accredited investors obtained all information regarding Calais Resources they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our promissory note.

     (v) There are no conversion rights or exchange rights associated with the promissory note.

     (vi) We received US$166,000 from the issuance of the promissory note and used the funds provided for working capital purposes.

          1.c Messrs. Duane Duffy and Glenn Duffy, accredited investors and holders of US$1,560,000 of long-term indebtedness (which was a part of the Broadway transaction), have agreed to convert that debt to 2,080,000 shares of our restricted common stock. In addition, the holders have agreed to allow US$117,390 in prepaid interest to be refunded to Calais. As part of this transaction, Calais will issue to them 4,160,000 warrants as described in paragraph 1(c)(v), below. When the transaction has been completed, this indebtedness will remain outstanding, held by Broadway. Broadway will agree in writing to cancel that indebtedness upon Calais’ written request. The cancellation of that indebtedness will reduce our outstanding liabilities by that amount (less any amounts resold to other accredited investors, including the Duffys as described in paragraph 1(b), above). The following disclosure assumes that the documentation provided to Ober, Garvey, Duffy, and Duffy is returned to the company as agreed to in writing and as approved by the board.

     (i) The transaction is to be effective May 26, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were Mr. Duffy.

     (iii) The securities were sold for a return of indebtedness and repayment to Calais of prepaid, but unearned interest of US$117,390.

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Mr. Duffy with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that the accredited investors obtained all information regarding Calais

Resources he requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares. Warrants to purchase 2,080,000 shares of our common stock are exercisable at US$1.25 through December 31, 2005, and warrants to purchase 2,080,000 shares of our common stock are exercisable at US$1.75 through December 31, 2006. The warrants are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We have not received any cash from this transaction, but have received US$117,390 as a credit against interest expense.

          1.d We issued 586,666 shares of our common stock and three sets of warrants (described below) to two accredited investors, Duane and Glenn Duffy, in exchange for US$440,000.

     (i) The transaction was effective May 26, 2004.

     (ii) No underwriters were involved in the transaction. The only person who received securities from us in this transaction were Messrs. Duffy.

     (iii) The securities were sold for cash, and Calais received US$440,000.

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Messrs. Duffy with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that the accredited investors obtained all information regarding Calais Resources they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as follows: Warrants to purchase 586,666 shares of our common stock are exercisable at US$1.25 through December 31, 2005; warrants to purchase 586,666 shares of our common stock are exercisable at US$1.75 through December 31, 2006; and warrants to purchase 559,130 shares of our common stock are exercisable at US$3.00 through December 31, 2007. The warrants are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received US$440,000 from the issuance of the shares and used the funds provided for working capital purposes.

          1.e. In January 2004, Calais issued 5,000 shares of its restricted common stock to Michael Haws, an accredited investor, for consulting services in connection with the design of our website.

     (i) The transaction was effective January 15, 2004.

     (ii) No underwriters were involved in the transaction. The only person who received securities from us in this transaction was Mr. Haws.

     (iii) The securities were not sold for cash, but rather for services rendered.

     (iv) The issuance of the shares was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Mr. Haws with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that the accredited investor obtained all information regarding Calais Resources he requested, received answers to all questions he posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares.

     (vi) We received no cash proceeds from the issuance of the shares and, therefore, cannot report any use of proceeds.

          1.f. In April 2004, Calais received a total of US$75,000 from Joanna Gozdek and Paul Scutt, each an accredited investor, in exchange for the issuance to them of an aggregate of 75,000 shares of restricted Calais common stock and warrants to purchase 75,000 shares which are exercisable at US$1.50 per share through April 6, 2005 and (if not exercised) are exercisable at US$2.00 per share after April 6, 2005 through April 6, 2006.

     (i) The transaction was effective April 2, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were the four accredited investors.

     (iii) The securities were sold for cash, and Calais received US$75,000.

     (iv) The issuance of the shares and the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided each of the accredited investors with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that the accredited investors obtained all information regarding Calais Resources requested, received answers to all questions posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as described above. The warrants are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received US$75,000 from the issuance of the shares and used the funds provided for working capital purposes.

          1.g. In April 2004, Calais received a total of US$50,000 from Michael Haws and Suntex Reserves, each an accredited investor, in exchange for the issuance to them of an aggregate of 50,000 shares of restricted Calais common stock and warrants to purchase 100,000 shares of which 50,000 are exercisable at US$1.50 per share through April 6, 2005 and 50,000 are exercisable at US$2.50 per share through April 6, 2006.

     (i) The transaction was effective April 2, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were the four accredited investors.

     (iii) The securities were sold for cash, and Calais received US$50,000.

     (iv) The issuance of the shares and the warrants was accomplished pursuant to the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act of 1933. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided each of the accredited investors with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that the accredited investors obtained all information regarding Calais Resources requested, received answers to all questions posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as described above. The warrants are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received US$50,000 from the issuance of the shares and used the funds provided for working capital purposes.

          1.h. In November 2003, Calais received US$93,600 from Paul Scutt, an accredited investor, in exchange for the issuance to him of 80,000 shares of restricted Calais common stock and 80,000 warrants (exercisable at US$1.50 through November 1, 2004, and US$2.00 thereafter through October 31, 2005).

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

     (v) There are no conversion rights or exchange rights associated with the shares. The warrants are exercisable as described above. The warrants are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received US$93,600 from the issuance of the shares and used the funds provided for working capital purposes.

          1.i. In November 2003, Calais issued 25,000 shares of its restricted common stock to Patrick McLeery, an accredited investor, for consulting services for a one year period.

     (i) The transaction was effective November 2003.

     (ii) No underwriters were involved in the transaction. The only person who received securities from us in this transaction was Mr. McLeery.

     (iii) The securities were not sold for cash, but rather as consideration for consulting services.

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

          1.j. On February 12, 2004, we issued 2,000 shares of our restricted common stock to Dirk Larsen as partial consideration for acquisition of mineral properties in Boulder County, Colorado (valued at Cdn$4,900).

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

     (iv) The issuance of the shares was not considered to be a sale since it was intended to compensate for past services. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided the directors, employees, and consultants with disclosure of all aspects of our business as they requested. Based on our investigation, we believe that the recipients obtained all information regarding Calais Resources they requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

     (v) There are no conversion rights or exchange rights associated with the shares.

     (vi) We received no cash proceeds from the issuance of the shares and, therefore, cannot report any use of proceeds.

3. August 2003 financing

          3.a. On August 1, 2003, we completed a financing with a lender (Broadway) who loaned US$4,500,000 to us and took a security interest in the Caribou prospect to collateralize our repayment obligation. We also issued 8,181,818 shares of our common stock to the lender as a loan origination fee valued at US$0.55 per share.

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

     (i) The transactions were effective during February 2004.

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

5. Option Grants

          2.a. In July 2004 (after the end of our fiscal year, but effective upon their acceptance and, when required, filing of the appropriate Forms which occurred in July 2004), Calais issued an option to purchase 3,000,000 shares of its restricted common stock to its president, Thomas S. Hendricks. We also paid to Mr. Hendricks a US$250,000 bonus in the form of a $250,000 debenture convertible into common stock at US$0.85 per share that vests at the rate of US$50,000 per year (US$50,000 vested on July 8, 2004). The option is exercisable and the debenture is convertible as described below.

     (i) The transaction was approved by the Board of Directors on July 8, 2004, but was only effective upon acceptance by Mr. Hendricks and (when required) filing of the appropriate individual reports under the Securities Exchange Act of 1934.

     (ii) No underwriters were involved in the transaction. The only person who received securities from us in this transaction was Mr. Hendricks.

     (iii) The securities were not sold to Mr. Hendricks, but rather were granted to him.

     (iv) The issuance of the option and the grant of the debenture were not considered to be a sale since it was intended to compensate for past services. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Mr. Hendricks with disclosure of all aspects of our business as he requested. Based on our investigation, we believe that he obtained all information regarding Calais Resources he requested, received answers to all questions they posed, and otherwise understood the risks of accepting our securities.

     (v) The options are exercisable by Mr. Hendricks for US$0.85 per share through July 8, 2014. The US$250,000 debenture is convertible by Mr. Hendricks at the rate of US$0.85 per share to the extent of the remaining principal balance at the time of conversion. The options are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received no cash proceeds from the issuance of the option or the grant of the debenture and, therefore, cannot report any use of proceeds.

          5.b. On August 11, 2003, we granted an option to purchase 1,000,000 shares of our common stock to Matthew C. Witt in connection with his agreement to become Calais Resources’ chief financial officer. Of these options, 500,000 are exercisable at US$3.00 per share, and the remaining are exercisable at US$5.00 per share, in both cases through August 11, 2013, subject to Mr. Witt entering into an appropriate option agreement. The following sets forth the information required by Item 701 in connection with that transaction:

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

     (v) There are no conversion rights or exchange rights associated with the option. Subject to Mr. Witt entering into an option agreement as described above, the option is exercisable to purchase shares of our common stock until August 11, 2013 at US$3.00 per share

(for 500,000 shares) and US$5.00 per share (for 500,000 shares). The options are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

     (vi) We received no proceeds from the issuance of these options and, therefore, we have no use of proceeds.

     5.c. Effective August 11, 2003, we granted an option to purchase 100,000 shares of our common stock to Robert Akright, vice president of the Company, exercisable through August 11, 2013 at US$.32 per share, subject to Mr. Akright entering into an appropriate option agreement. The following sets forth the information required by Item 701 in connection with that transaction:

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

     (v) There are no conversion rights or exchange rights associated with the option. The option is exercisable to purchase shares of our common stock until August 11, 2013 at US$.32 per share. The options are only exercisable provided there is an exemption from registration available at the time of exercise, or if the exercise is registered under applicable securities laws.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

     The statements contained in this report that are not purely historical are forward-looking statements. “Forward looking statements” include statements regarding our expectations, hopes, intentions or strategies regarding the future. Forward looking statements include: statements regarding future products or products or product development; statements regarding future selling, general and administrative costs and research and development spending; and our product development strategy; statements regarding future capital expenditures and financing requirements; and similar forward looking statements. It is important to note that our actual results could differ materially from those in such forward-looking statements.

(a) Plan of Operation

     During the last five fiscal years we have not achieved any revenues from operations and we do not expect to receive any such revenues in the near future until such time, if ever, we produce precious metals which we can market. We are offering certain of our capital assets for sale (amounting to approximately Cdn$300,000), but we cannot offer any assurance that we will find a buyer for them. These funds (if received) will be used for our working capital.

     Our contemplated operations on our Caribou prospect, our Nevada prospect, and our Panama prospect require a significant amount of financing which is not currently available to us. Thus, our plan of operations – to explore our mineral prospects – is entirely dependent on our ability to obtain additional financing from equity or debt placements. At the present time, we have no commitment from any person to provide any portion of such financing, and we cannot offer any assurance that we will be able to obtain such financing on reasonable terms, if at all.

     As discussed below, we have a contractual commitment to commence small-scale placer production by September 25, 2004, although our ability to meet this obligation is dependent on additional financing and we cannot offer any assurance that we will be able to obtain such financing. We are negotiating with our contractual partner for the Panama prospect for a restructuring of our contractual relationship, although we cannot offer any assurance that we will be able to achieve any agreement for a restructuring.

     At the present time, we have cash resources for approximately three months of operations at our current rate of expenditure. We are seeking additional debt or equity financing involving industry partners or accredited investors. We have the ability to reduce our operations if necessary to extend our cash resources, and we will do so if necessary.

     We do not anticipate purchasing any new equipment or expand the number of our employees unless we first obtain adequate financing. As described above, we have proposed an exploration budget of approximately Cdn$10,000,000 for fiscal 2005, but we will only be able to commence those programs on our Caribou prospect (up to Cdn$6,000,000), our Nevada prospect (up to Cdn$3,500,000), and our Panama prospect (up to Cdn$500,000) if we first obtain adequate financing (of which there can be no assurance). Although we are engaged in discussions with various parties who have expressed an interest in providing some type of financing to us, we have not negotiated the terms of any such arrangement.

(b) Management’s Discussion and Analysis of Financial Condition.

     Results of Operations

     We have not achieved any revenues from our operations during the past three fiscal years (including the 2004 fiscal year), and we do not expect to receive any significant revenues from operations during our 2005 fiscal year.

     During our 2004 fiscal year, our expenses increased significantly to Cdn$4,705,898 as compared to expenses of approximately Cdn$600,000 during the 2003 and 2002 fiscal years. Our expenses were so much greater during the 2004 fiscal year because we had significantly more working capital available to us for our corporate operations, including exploration drilling (which are capitalized for Canadian GAAP purposes) and for general and administrative expenses. Our additional working capital derived primarily from the August 2003 loan received from accredited investors of US$4,500,000 (resulting in a net of US$652,498 after payment of prepaid interest, bank loan, financing costs and pre-existing obligations). The following discuss the more significant changes between fiscal 2004 and fiscal 2003:

We incurred interest and bank charges during fiscal 2004 of Cdn$3,229,267 which includes Cdn$3,120,581 in non-cash amortization of deferred financing and prepaid fees net of recovered amounts and includes Cdn$52,360 in non-cash accretion expense on our debentures. Total cash paid for interest and bank charges in fiscal 2004 was Cdn$56,326. In fiscal 2003 our interest and bank charges were Cdn$624,073 and included non-cash accretion expense of Cdn$51,280 and accrued interest on our loans. Interest in fiscal 2003 resulted primarily from the Peak National Bank loan which was repaid in early fiscal 2004 with funds provided by the Broadway financing. Total cash paid for interest in fiscal 2003 was Cdn$107,790.

Our foreign currency gain during the 2004 fiscal year reduced to about Cdn$162,000 as compared to a gain of approximately Cdn$250,000 during the 2003 fiscal year.

We incurred consulting fees of approximately Cdn$548,000 during fiscal 2004 as compared to Cdn$45,000 during fiscal 2003. During fiscal 2003 we had been unable to undertake any significant activities because of a lack of financing available to Calais.

During fiscal 2004 we incurred professional fees (legal, accounting, and audit) of about Cdn$585,000 as compared to similar expenses incurred in fiscal 2003 of Cdn$100,000. This increased expense in this category was the result of expenses incurred in completing the August 2003 loan financing, expenses incurred in bringing our Canadian and United States reporting obligations up to date, expenses incurred in investigating title to our properties (especially in Nevada), expenses incurred in connection with settlement negotiations with our former chairman and president, Marlowe Harvey, expenses incurred in connection with additional financing obtained, and other expenses.

During fiscal 2004 we also incurred compensation expenses of approximately Cdn$289,000 as compared to compensation expenses of Cdn$nil during the prior fiscal year. We incurred these increased expenses during fiscal 2004 because of the increased administrative staff that we hired to deal with Calais’ increased administrative requirements resulting from the completion of the August 2003 financing and the loss of Calais’ status as a foreign private issuer under the United States securities laws.

During our 2003 and 2002 fiscal years, the components of our expenses changed. The following discuss the more significant changes:

Consulting fees reduced by about Cdn$45,000 because we had less working capital available and consequently less ability to retain and pay for consultants in our operations.

We had a gain on foreign currency of approximately Cdn$250,000 during the 2003 fiscal year as compared to a loss of about Cdn$5,000 in the 2002 fiscal year. This gain was based on conversion between United States and Canadian currency because most of our operations occur in U.S. dollars while our financial statements are set forth in Canadian dollars. Consequently this is not a gain we can anticipate recurring in the future and it provides no additional capital to us.

Interest and bank charges increased from about Cdn$319,000 during fiscal 2002 to Cdn$624,000 during fiscal 2003. These costs increased by almost double because we had to finance our operations during fiscal 2003 through the use of debt, in part with high-interest credit cards and a default rate of 24% per annum on our bank loan, while we were seeking more cost-effective financing. While we had to finance our operations with debt during fiscal 2002 as well, the total amount of debt outstanding (and therefore the interest charges) were Cdn$400,000 greater during fiscal 2003.

We were able to reduce our professional fees and expenses by about Cdn$30,000 during fiscal 2003 as compared to fiscal 2002 because we were unable to retain and utilize professionals because we had no resources from which to pay them for their services.

     As a result of these factors, our loss for the 2003 fiscal year was about the same as our loss for the 2002 fiscal year (Cdn$592,000 loss in 2003 as compared to Cdn$602,000 loss in 2002). Had we not realized the Cdn$250,000 gain on foreign currency during 2003, our actual loss would have been significantly greater during 2003 than during 2002.

     We anticipate that the 2005 and 2006 fiscal years will continue to result in greater operating losses than realized in fiscal 2002 or 2003, and may be similar to the loss realized in fiscal 2004. Our activities during fiscal 2005 (and thus our expenditures) will be dependent on the amount of financing available to fund our activities. We cannot offer any assurance that we will be able to obtain the financing necessary to continue our activities at the pace set in fiscal 2004 or at any specific level.

     In the next twelve months, we plan to conduct further drilling and other exploration activities and scoping studies on the Caribou prospect, depending on the availability of financing. We may also assist in performing title curative work on our Nevada properties, although that, too, depends on the availability of financing. Although we believe that we will be able to obtain the necessary financing on reasonable terms, we cannot offer any assurance that we will be able to do so.

     As discussed above, we do not intend to perform any significant work on the mineral interests constituting the Manhattan prospect until (if ever) the uncertainties relating to the title to those mineral interests are resolved. Consequently we have not allocated an exploration budget for those prospects in our 2005 fiscal year subject to available financing.

     We also hope to hire permanent employees in order to assist with administrative duties at our principal place of business in Colorado. Prior to that time, we hope to institute a health insurance plan for employees, as well as other benefit plans, such as life insurance, retirement plans, profit sharing plans, bonus and other plans.

Liquidity and Capital Resources

     We have had working capital deficits in the years prior to the 2004 fiscal year (Cdn$(3,135,000) at at May 31, 2003), while we had working capital at May 31, 2004 of Cdn$563,000. (It should be noted that a substantial portion of our current assets, leading to the positive working capital at May 31, 2004, included Cdn$1,066,508 of prepaid financing fees, which current asset is not available for our use). Without including that amount, we had a working capital deficit of Cdn$(189,508), more accurately reflecting the funds available for our use as compared to our current liabilities. In any event, we expect that our working capital will decrease through fiscal 2005 except to the extent that we are able to increase our working capital through long-term debt or equity placements (which must be accomplished in accordance with applicable securities laws and regulations, and of which there can be no assurance). Our working capital and working capital deficits have derived from:

Cash of Cdn$606,461 at May 31, 2004, as compared to a bank overdraft of Cdn$7,586 at May 31, 2003);

Decreasing accounts payable and other current obligations in the amount of Cdn$286,000 (Cdn$763,000 at May 31, 2004 as compared to Cdn$1,079,000 at May 31, 2003);

A payout of the May 31, 2003 bank loan bank loan balance of Cdn$1,642,000 with long-term debt; and

A repayment of advances due to shareholders of Cdn$354,824 to reduce the balance owing to Cdn$342,749 at May 31, 2004 as compared to Cdn$697,573 at May 31, 2003.

     Our working capital deficit in the past, and our lack of liquidity has adversely affected our ability to carry on our property acquisition and mineral exploration operations. We did receive a significant investment in August 2003 which permitted us to accomplish exploration activity and to comply with our public company reporting obligations in Canada and in the United States, but those expenses substantially depleted the capital made available by the August 2003 financing and subsequent financing activities we undertook.

     As a result of our increased activity during fiscal 2004, we used Cdn$1,512,000 in cash flow from our operations during fiscal 2004,

     We had positive cash flow from financing activities in both 2004 (Cdn$3,770,000) and 2003 (Cdn$219,000). The 2004 positive cash flow from financing activities was due primarily to a Cdn$4,698,000 in new loan financing, and Cdn$1,097,000 in funds received from the issuance of our capital stock, offset in part by loan repayments of Cdn$1,997,000. The 2003 positive cash flow from financing activities was due to the issuance of capital stock and loans received from certain of our shareholders. Our positive cash flow from financing activities allowed us to finance our negative cash flow from operations and investing activities.

     As noted, we also had negative cash flows from investing activities in both our fiscal 2004 (Cdn$1,644,000) and fiscal 2003 (Cdn$262,000) years. In both cases, these expenditures related to investment in our mineral prospects and other capital assets during the respective fiscal years.

     We expect that we will continue to have negative cash flow from operations and investing activities during our 2005 fiscal year, and the amount of such negative cash flow will depend on our ability to obtain the necessary financing (which, if obtained, would likely result in a positive cash flow from financing activities).

     In the future we expect that we will continue to be dependent on our financing activities to finance anticipated continuing negative cash flows from operating and investing activities. Alternatively we will have to find joint venture partners or industry partners who are willing to invest funds in our mineral interests or in Calais itself to fund our continuing operations. If we are able to establish mineralization or reserves through our exploration activities, we may be able to attract joint venture partners, industry partners, or other investors who will be willing to provide us the necessary capital on commercially-reasonable terms.

Material Capital Commitments/Significant Uncertainties

Tabular disclosure of contractual obligations as of May 31, 2004.

	Payment due by period (Canadian dollars (Cdn$))
		Less than 1			More than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
Long-term debt obligations	$10,784,000	$—	$6,135,000	$—	$4,649,000
Capital (Finance) lease obligations	$64,000	$13,000	$28,000	$23,000	$—
Operating lease obligations	$0	$0	$—	$—	$—
Purchase obligations	$—	$—	$—	$—	$—
Other long-term liabilities reflected on our balance sheet under the GAAP of the primary financial statement	$343,000	$343,000	$—	$—	$—

Total	$11,191,000	$356,000	$6,163,000	$23,000	$4,649,000

     Material Contracts

     Calais’ material contracts described throughout this report can be summarized as follows:

•	Loan to Calais from Peak National Bank, in default as of May 31, 2003, repaid in full in August 2003;

•	Loan to Calais from Messrs. Ober and Garvey;

•	Loan to Calais from accredited investors;

•	Royalty Agreements with Mr. Hendricks and others;

•	Contractual rights with respect to the interest of Aardvark Enterprises (an affiliate of Mr. Harvey) in the Caribou prospect;

•	Acquisition of the Panama prospect and possible amendment thereto;

•	Employment agreement with Matthew C. Witt;

•	Mutual Release effective July 18, 2000, between Marlowe Harvey, Aarvark Agencies, Inc., Calais Resources Colorado, Inc., Calais Resources, Inc., on the one part, and Thomas S. Hendricks as amened by the Settlement Agreement dated March 8, 2004;

•	Convertible debentures dated May 11, 2001; and

•	Convertible debenture payable to Mr. Hendricks.

     Capital Obligations.

     We are a party to a lease for temporary office trailer at the Caribou Mine site at a cost of US$317.50 per month for approximately one and a half more years

     At May 31, 2003, we were the borrower from Peak National Bank in the amount of US$1,081,000. We paid this loan in full on August 1, 2003 and no amounts remain due or owing.

     There is a US$4,500,000 first mortgage lien taken on the Caribou prospect as of August 4, 2003. This loan is due July 31, 2005.

     We also have outstanding debentures by which we are indebted to certain affiliates in the total amount of Cdn$4,649,000 as explained in more detail in note 7 of the financial statements. These debentures are convertible into our common stock at the rate of Cdn$1.23 per share and are not repayable until May 2011. After the end of the fiscal year, we issued an additional US$250,000 debenture to

Thomas Hendricks, convertible into our common stock at the rate of US$0.85 per share. By a March 2004 agreement with Marlowe and Judy Harvey (the owners of the vast majority of the outstanding debentures) Calais has agreed to submit for shareholder approval a reduction on the conversion price of the debentures from the existing Cdn$1.23 to US$0.55.

     We have an employment agreement with Matt Witt, our chief financial officer through August 2005. This employment agreement provides for compensation to Mr. Witt of US$130,000 annually.

     We have a contract with Panama Mining of Golden Cycle to spend US$250,000 on placer exploration or production, and an additional US$250,000 of hard rock exploration per calendar year on our Panama prospect. We have an obligation to spend US$250,000 before the end of September 2005 or we will risk losing our interest in the Panama concession. As discussed above, we are attempting to restructure our arrangement for the Panama concession and cannot predict whether we will be able to do so or (if we are able to do so) whether our commitments will change.

     We intend to expend approximately Cdn$10,000,000 for the exploration of the Caribou prospect , the Manhattan prospect, and the Panama prospect in our 2005 fiscal year, subject to available financing.

     We will continue to incur significant expenses for compliance and general and administrative expenses (not including bank charges and interest expense).

Critical Accounting Estimates

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

     The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at May 31, 2004, there were certain conditions that currently exist which raise substantial doubt about the validity of this assumption. The Company anticipates the need to raise additional private placement debt or equity funds or through joint venture arrangements to accomplish its budgeted expenditures. These private placements are not assured. Failure to raise additional funds may result in the Company being unable to complete its planned programs, to comply with its obligations relating to its Panamanian concession, curtailing operations or writing down its assets.

     For Canadian GAAP purposes, the Company capitalizes exploration costs incurred. The recoverability of the capitalized costs includes considerations primarily of management’s exploration and holding plans and expectations with respect to the property, potential mineralization, costs to recovery, commodity prices and the potential for third party agreements on development. Certain of these factors are beyond the Company’s control. Other factors, such as management’s plans and expectations, while supporting continued capitalization at this time may change and that change may be material to the financial statements. For U.S. GAAP purposes, the Company expenses exploration costs as incurred.

     For Canadian GAAP purposes, the Company capitalizes exploration costs incurred as property, plant and equipment (tangible assets) pursuant to CICA 3061, EIC-126 and related guidance. Due to certain inconsistencies in the CICA Handbook, there are opposing views that exploration costs should be considered to be intangible assets. As intangible assets, they would be amortized over the term of the mineral interest. In the United States, in Abstract 04-2 the Emerging Issue Task Force reached a consensus that interests in mineral properties are tangible assets. The Emerging Issues Committee in Canada is currently reviewing the application of EITF 04-2 to Canadian GAAP.

Effect of New Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” FASB No. 4 required all gains or losses from the retirement of debt to be classified as extraordinary items net of income taxes. The standard requires that gains and losses from the retirement of debt be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This statement is effective January 1, 2003. The adoption of this statement has been reflected in our consolidated financial statements.

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

     As originally issued, FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” would have been effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003 except for mandatorily redeemable financial instruments of a non-public entity. Statement 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before May 15, 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This Statement may impact Calais in the future if the existing convertible debentures are modified.

     FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”) addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The interpretation effectively functions as a gateway through which all consolidation evaluations must past (that is, FIN 46(R) must first be applied to determine whether other consolidation literature applies). FIN 46(R) is effective for Calais which is a small business issuer no later than the end of the first interim or annual period ending after December 15, 2004. We do not expect a material change upon the adoption of FIN 46(R).

     CICA Section 3870, “Stock-based compensation and other stock-based payments,” was amended to require public enterprises to adopt the fair value based method for purposes of recognition and measurement in fiscal years commencing after January 1, 2004. Public enterprises which had not previously adopted the fair value based method for purposes of recognition and measurement must apply the method to awards granted on or after January 1, 2002, with or without restatement. Calais plans on adopting this statement by adopting the new policy on a prospective basis which will result in no restatement of prior period comparative figures. The net impact of prior income statement expense are charged through retained earnings/deficit Because Section 3870 previously applied to certain other types of awards (non-employee awards and employee awards that settle net for cash, other assets or equity instruments, or direct awards of stock), the real effect of this amendment is to require companies to expense employee stock options. The adoption of Section 3870 in our 2005 fiscal year will increase our financial statement deficit and increase share capital by Cdn$1,314,000 under Canadian GAAP reflecting the new standard. There will be no net change in opening equity. This will result in a Canadian/US GAAP difference should fair value accounting not be adopted under US GAAP.

Exchange Controls and Other Limitations Affecting Security Holders

     There is no law or government decree of regulation in Canada that restricts the export or import of capital, or that affects the remittance of dividends, interest or other payments to a non-resident holder of Common Shares, other than withholding tax requirements.

     There is no limitation imposed by Canadian law or by our Articles of Incorporation or our other charter documents on the right of a non-resident to hold or vote shares of our common stock, other than as provided in the Investment Canada Act (Canada), as amended (the “Investment Act”).

     The Investment Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture that is a “non-Canadian” as defined in the Investment Act, unless, after review the Minister responsible for the Investment Act is satisfied that the investment is likely to be of net benefit to Canada. If an investment by a non-Canadian is not a reviewable investment, it nevertheless requires the filing of a short notice which may be given at any time up to 30 days after the implementation of the investment.

     An investment in our Common Shares by a non-Canadian that is a “WTO investor” (an individual or other entity that is a national of, or has the right of permanent residence in, a member of the World Trade Organization, current members of which include the European Community, Germany, Japan, Mexico, the United Kingdom and the United States, or a WTO investor-controlled entity, as defined in the Investment Act) would be reviewable under the Investment Act if it were an investment to acquire direct control, through a purchase of assets or voting interests, of Calais and the value of our assets equalled or exceeded $218 million, the threshold established for 2001, as indicated on our financial statements for our fiscal year immediately preceding the implementation of the investment. In subsequent years, such threshold amount may be increased or decreased in accordance with the provisions of the Investment Act.

     An investment in our Common Shares by a non-Canadian, other than a WTO investor, would be reviewable under the Investment Act if it were an investment to acquire direct control of Calais and the value of the assets were $5.0 million or more, as indicated on our financial statements for our fiscal year immediately preceding the implementation of the investment.

     A non-Canadian, whether a WTO investor or otherwise, would acquire control of Calais for the purposes of the Investment Act if he, she or it acquired a majority of our Common Shares or acquired all or substantially all of the assets used in our business. The acquisition of less than a majority, but one-third or more of our Common Shares would be presumed to be an acquisition of control of Calais unless it could be established that Calais was not controlled in fact by the acquirer through the ownership of the Common Shares.

     The Investment Act would not apply to certain transactions in relation to shares of our common stock, including:

(a)	an acquisition of shares of our common stock by any person if the acquisition were made in the ordinary course of that person’s business as a trader or dealer in securities;

(b)	an acquisition of control of Calais in connection with the realization of security granted for a loan or other financial assistance and not for any purpose related to the provisions of the Investment Act; and

(c)	an acquisition of control of Calais by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of Calais, through the ownership of voting interests, remains unchanged.

Taxation

     The following summary of the material Canadian federal income tax consequences generally applicable in respect of the common stock reflects the opinion of our management. We have not received any opinion about these issues from any tax professional in the United States or Canada. The tax consequences to any particular holder of common stock will vary according to the status of that holder as an individual, trust, corporation or member of a partnership, the jurisdiction in which that holder is subject to taxation, the place where that holder is resident and, generally, according to that holder’s particular circumstances. This summary is applicable only to holders who are residents in the United States, have never been residents of Canada, deal at arm’s length with us, hold their common stock as capital property and who will not use or hold the common stock in carrying on business in Canada. Special rules, which are not discussed in this summary, may apply to a United States holder that is an issuer that carries on business in Canada and elsewhere.

     This summary is based upon the provisions of the Income Tax Act of Canada and the regulations thereunder (collectively, the “Tax Act” or “ITA”) and the Canada-United States Tax Convention (the “Tax Convention”) as at the date hereof and the current administrative practices of Canada Customs and Revenue Agency. This summary does not take into account provincial income tax consequences.

Management urges each holder to consult his own tax advisor with respect to the income tax consequences applicable to him in his own particular circumstances.

Canadian Federal Income Tax Considerations

     The summary below is restricted to the case of a holder (a “Holder”) of one or more Common Shares (“Common Shares”) who for the purposes of the Tax Act is a non-resident of Canada, holds his Common Shares as capital property and deals at arm’s length with us.

     Dividends. A Holder will be subject to Canadian withholding tax (“Part XIII Tax”) equal to 25%, or such lower rates as may be available under an applicable tax treaty, of the gross amount of any dividend paid or deemed to be paid on his Common Shares. Under the Tax Convention, the rate of Part XIII Tax applicable to a dividend on Common Shares paid to a Holder who is a resident of the United States is, if the Holder is a company that beneficially owns at least 10% of the voting stock of the Company, 5% and, in any other case, 15% of the gross amount of the dividend. The Company will be required to withhold the applicable amount of Part XIII Tax from each dividend so paid and remit the withheld amount directly to the Receiver General for Canada for the account of the Holder.

     Disposition of Common Shares. A Holder who disposes of Common Shares, including by deemed disposition on death, will not be subject to Canadian tax on any capital gain thereby realized unless the common Share constituted “taxable Canadian property” as defined by the Tax Act. Generally, a common share of a public corporation will not constitute taxable Canadian property of a Holder unless he held the common share as capital property used by him carrying on a business in Canada, or he or persons with whom he did not deal at arm’s length alone or together held or held options to acquire, at any time within the 60 months preceding the disposition, 25% or more of the issued shares of any class of the capital stock of the Company.

     A Holder who is a resident of the United States and realizes a capital gain on disposition of Common Shares that was taxable Canadian property will nevertheless, by virtue of the Treaty, generally be exempt from Canadian tax thereon unless (a) more than 50% of the value of the Common Shares is derived from, or from an interest in, Canadian real estate, including Canadian mineral resources prospects, (b) the Common Shares formed part of the business property of a permanent establishment that the Holder has or had in Canada within the 12 months preceding disposition, or (c) the Holder (i) was a resident of Canada at any time within the ten years immediately preceding the disposition, and for a total of 120 months during any period of 20 consecutive years, preceding the disposition, and (ii) owned the Common Shares when he ceased to be resident in Canada.

     After October 18, 2000, a Holder who is subject to Canadian tax in respect of a capital gain realized on disposition of Common Shares must include one half of the capital gain (“taxable capital gain”) in computing his taxable income earned in Canada. The Holder may, subject to certain limitations, deduct one half of any capital loss (“allowable capital loss”) arising on disposition of taxable Canadian property from taxable capital gains realized in the year of disposition in respect to taxable Canadian property and, to the extent not so deductible, from such taxable capital gains of any of the three preceding years or any subsequent year.

United States Taxation

     The following is a discussion of material United States Federal income tax consequences, under the law, generally applicable to a U.S. Holder (as defined below) of Common Shares of the Company. This discussion does not cover any state, local or foreign tax consequences. The following discussion is based upon the sections of the Internal Revenue Code of 1986, as amended (“the Code”), Treasury Regulations, published Internal Revenue Service (“IRS”) rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possible on a retroactive basis, at any time. In addition, the discussion does not consider the potential effects, both adverse and beneficial, or recently proposed legislation, which, if enacted, could be applied, possibly on a retroactive basis, at any time. The discussion is for general information only and it is not intended to be, nor should it be construed to be, legal or tax advice to any holder or prospective holder of Common Shares of the Company and no opinion or representation with respect to the U.S. federal income tax consequences to any such holder or prospective holder is made. Management urges holders and prospective holders of our Common Shares to consult their own tax advisors about the federal, state, local, and foreign tax consequences of purchasing, owning and disposing of our Common Shares.

     U.S. Holders. As used herein, a “U.S. Holder” includes a holder of Common Shares of the Company who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States or of any political subdivision thereof, an estate whose income is taxable in the United States irrespective of source or a trust subject to the primary supervision of a court within the United States and control of a United States fiduciary as described in Section 7701(a)(30) of the Code. This summary does not address the tax consequences to, and U.S. Holder does not include, persons subject to special provisions of Federal income tax law, such as tax-exempt organizations, qualified retirement plans, financial institutions, insurance companies, real estate investment trusts, regulated investment companies, broker-dealers, non-resident alien individuals, persons or entities that have a “functional currency” other than the U.S. dollar, shareholders who hold Common Shares as part of a straddle, hedging or conversion transaction, and shareholders who acquired their Common Shares through the exercise of employee stock options or otherwise as compensation for services. This summary is limited to U.S. Holders who own Common Shares as capital assets. This summary does not address the consequences to a person or entity holding an interest in a shareholder or the consequences to a person of the ownership, exercise or disposition of any options, warrants or other rights to acquire Common Shares.

     Distribution on Our Common Shares. U.S. Holders receiving dividend distributions (including constructive dividends) with respect to our Common Shares are required to include in gross income for United States Federal income tax purposes the gross amount of such distributions equal to the U.S. dollar value of such distributions on the date of receipt (based on the exchange rate on such date), to the extent that we have current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder’s United States Federal Income tax liability or, alternatively, individuals may be deducted in computing the U.S. Holder’s United States Federal taxable income by those individuals who itemize deductions. (See more detailed discussion at “Foreign Tax Credit” below). To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder’s adjusted basis in the Common Shares and thereafter as gain from the sale or exchange of the Common Shares. Dividend income will be taxed at marginal tax rates applicable to ordinary income or at preferential rates applicable to dividends. Preferential tax rates for long-term capital gains are applicable to a U.S. Holder which is an individual, estate or trust. There are currently no preferential tax rates for a U.S. Holder, which is a corporation.

     In the case of foreign currency received as a dividend that is not converted by the recipient into U.S. dollars on the date of receipt, a U.S. Holder will have a tax basis in the foreign currency equal to its U.S. dollar value on the date of receipt. Generally any gain or loss recognized upon a subsequent sale of other disposition of the foreign currency, including the exchange for U.S. dollars, will be ordinary income or loss.

     Dividends paid on our Common Shares will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations. A U.S. Holder which is a corporation may, under certain circumstances, be entitled to a 70% deduction of the United States source portion of dividends received from Calais (unless we qualify as a “foreign personal holding company” or a “passive foreign investment company,” as defined below) if such U.S. Holder owns shares representing at least 10% of the voting power and value of the Company. The availability of this deduction is subject to several complex limitations, which are beyond the scope of this discussion.

     Under current Treasury Regulations, dividends paid on our Common Shares, if any, generally will not be subject to U.S. information reporting, and generally will not be subject to U.S. backup withholding tax. However, dividends and the proceeds from a sale of our Common Shares paid in the U.S. through a U.S. or U.S. related paying agent (including a broker) will be subject to U.S. information reporting requirements and may also be subject to the 31% U.S. backup withholding tax, unless the paying agent is furnished with a duly completed and signed Form W-9. Any amounts withheld under the U.S. backup withholding tax rules will be allowed as a refund or a credit against the U.S. Holder’s U.S. federal income tax liability, provided the required information is furnished to the IRS.

     Foreign Tax Credit. For individuals whose entire income from sources outside the United States consists of qualified passive income, the total amount of creditable foreign taxes paid or accrued during the taxable year does not exceed $300 ($600 in the case of a joint return) and an election is made under Code section 904(j), the limitation on credit does not apply.

     A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of our Common Shares may be entitled, at the option of the U.S. Holder, to either a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces United States Federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer’s income subject to tax. This election is made on a year-by-year basis and applies to all foreign income taxes (or taxes in lieu of income tax) paid by (or withheld from) the U.S. Holder during the year. There are significant and complex limitations which apply to the credit, among which is the general limitation that the credit cannot exceed the proportionate share of the U.S. Holder’s United States income tax liability that the U.S. Holder’s foreign source income bears to his/her or its worldwide taxable income in the determination of the application of this limitation. The various items of income and deduction must be classified into foreign and domestic sources. Complex rules govern this classification process. In addition, this limitation is calculated separately with respect to specific classes of income such as “passive income,” “high withholding tax interest,” “financial services income,” “shipping income,” and certain other classifications of income. Dividends (if any) that we distribute will generally constitute “passive income” or, in the case of certain U.S. Holders, “financial services income” for these purposes. The availability of the foreign tax credit and the application of the limitations on the credit are fact specific and management urges holders and prospective holders of our Common Shares to consult their own tax advisors regarding their individual circumstances.

Other Considerations

     In the following circumstances, the above sections of the discussion may not describe the United States Federal income tax consequences resulting from the holding and disposition of our Common Shares.

     Foreign Personal Holding Company. If at any time during a taxable year more than 50% of the total combined voting power or the total value of our outstanding shares is owned, actually or constructively, by five or fewer individuals who are citizens or residents of the United States and 60% (50% after the first tax year) or more of our gross income for such year was derived from certain passive sources (e.g. from interest income received from its subsidiaries), we would be treated as a “foreign personal holding company.” In that event, U.S. Holders that hold our Common Shares would be required to include in gross income for such year their allocable portions of such passive income to the extent we do not actually distribute such income.

     We do not believe that the Company currently has the status of a “foreign personal holding company.” However, there can be no assurance that we will not be considered a foreign personal holding company for the current or any future taxable year.

     Foreign Investment Company. If 50% or more of the combined voting power or total value of our outstanding shares are held, actually or constructively, by citizens or residents of the United States, United States domestic partnerships or corporations, or estates or trusts other than foreign estates or trusts (as defined by the Code Section 7701(a)(31), and we are found to be engaged primarily in the business of investing, reinvesting, or trading in securities, commodities, or any interest therein, it is possible that we might be treated as a “foreign investment company” as defined in Section 1246 of the Code, causing all or part of any gain realized by a U.S. Holder selling or exchanging our Common Shares to be treated as ordinary income rather than capital gains.

     We do not believe that the Company has the status of a “foreign investment company.” However, there can be no assurance that we will not be considered a foreign investment company for the current or any future taxable year.

     Passive Foreign Investment Company. As a foreign corporation with U.S. Holders, we could potentially be treated as a passive foreign investment company (“PFIC”), as defined in Section 1297 of the Code, depending upon the percentage of our income which is passive, or the percentage of our assets which is held for the purpose of producing passive income.

     Management believes that we are not a PFIC. Additionally, we believe that the anticipated progress of our business would not include any activities, which would cause us to fall under the criteria of a Passive Foreign Investment Company. However, there can be no assurance that our determination concerning its PFIC status will not be challenged by the IRS, or that it will be able to satisfy record-keeping requirements, which will be imposed on Qualified Electing Funds (“QEFs”).

     Certain United States income tax legislation contains rules governing PFICs which can have significant tax effects on U.S. shareholders of foreign corporations. These rules do not apply to non-U.S. shareholders. Section 1297 (a) of the Code defines a PFIC as a corporation that is not formed in the United States and, for any taxable year, either

(i)	75% or more of its gross income is “passive income,” which includes interest, dividends and certain rents and royalties or

(ii)	the average percentage, by fair market value (or, if the company is a controlled foreign corporation or makes an election, by adjusted tax basis), of its assets that produce or are held for the production of “passive income” is 50% or more.

The taxation of a U.S. shareholder who owns stock in a PFIC is extremely complex and is therefore beyond the scope of this discussion. Management urges U.S. persons to consult with their own tax advisors with regards to the impact of these rules.

     Controlled Foreign Corporation. A Controlled Foreign Corporation (“CFC”) is a foreign corporation more than 50% of whose stock by vote or value is, on any day in the corporation’s tax year, owned (directly or indirectly) by U.S. Shareholders. If more than 50% of the voting power of all classes of stock entitled to vote is owned, actually or constructively, by citizens or residents of the United States, United States domestic partnerships and corporations or estates or trusts other than foreign estates or trusts, each of whom own actually or constructively 10% or more of the total combined voting power of all classes of our stock could be treated as a “controlled foreign corporation” under Subpart F of the Code. This classification would effect many complex results, one of which is the inclusion of certain income of a CFC which is subject to current U.S. tax.

     The United States generally taxes United States Shareholders of a CFC currently on their pro rata shares of the Subpart F income of the CFC. Such United States Shareholders are generally treated as having received a current distribution out of the CFC’s Subpart F income and are also subject to current U.S. tax on their pro rata shares of the CFC’s earnings invested in U.S. property. The foreign tax credit described above may reduce the U.S. tax on these amounts. In addition, under Section 1248 of the Code, gain from the sale or exchange of shares by a U.S. Holder of Common Shares of the Corporation which is or was a United States Shareholder at any time during the five-year period ending with the sale or exchange is treated as ordinary income to the extent of our earnings and profits (accumulated in corporate tax years beginning after 1962, but only while the shares were held and while the Company was “controlled”) attributable to the shares sold or exchanged. If a foreign corporation is both a PFIC and a CFC, the foreign corporation generally will not be treated as a PFIC with respect to the United States Shareholders of the CFC. This rule generally will be effective for taxable years of United States Shareholders beginning after 1997 and for taxable years of foreign corporations ending with or within such taxable years of United States Shareholders. The PFIC provisions continue to apply in the case of PFIC that is also a CFC with respect to the U.S. Holders that are less than 10% shareholders. Because of the complexity of Subpart F, a more detailed review of these rules is outside of the scope of this discussion.

     The amount of any backup withholding will not constitute additional tax and will be allowed as a credit against the U.S. Holder’s federal income tax liability.

     Filing Information Returns. Under a number of circumstances, United States Investor acquiring our Common Shares may be required to file an information return with the Internal Revenue Service Center where they are required to file their tax returns with a duplicate copy to the Internal Revenue Service Center, Philadelphia, PA 19255. In particular, any United States Investor who becomes the owner, directly or indirectly, of 10% or more of the shares of the Company will be required to file such a return. Other filing requirements may apply, and management urges United States Investors to consult their own tax advisors concerning these requirements.

Risk factors

     An investment in and ownership of our common stock is one of high risk. You should carefully consider the risks described below before deciding whether to invest in or continue to hold our common stock. If any of the contingencies discussed in the following paragraphs or other materially adverse events actually occurs, the business, financial condition and results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Associated With Our Financial Results and Capitalization:

Our consolidated financial statements raise doubt about our ability to continue as a going concern because of our financial condition and continuing losses.

     Note 1 to our consolidated financial statements for the year ended May 31, 2004, included herein expresses the following concerns about our ability to continue as a going concern even following the US$4,500,000 loan we received in August 2003:

The Company has experienced losses in the fiscal years of 2004 and 2003 and prior years and has experienced negative cash flow from operations over a number of years. The Company is actively pursuing various options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No agreements with potential lenders or investors have been reached yet, and there can be no assurance that such agreements will be reached.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond May 31, 2005.

The financial statements do not reflect adjustments that would be necessary if the “going concern” assumption were not appropriate. If the “going concern” basis was not appropriate for these financial statements, then adjustments would be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

     We expect that these losses will continue for the foreseeable future. In view of the matters described in the preceding paragraphs, recoverability of a major portion of the recorded asset amounts shown in our consolidated financial statements is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financing requirements on a continuing basis, to maintain present financing, and to succeed in our future operations. The auditors’ report on our fiscal 2004 financial statements includes additional comments for U.S. readers that sttes that conditions and events exist that cast substantial doubt on our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

We have had a significant decrease in working capital from August 3, 2003 through year end, May 31, 2004 and significant working capital shortages during the past years and we anticipate a need for a additional funding to finalize our exploration plans.

     Until we completed financing with accredited investors in August 2003, we incurred significant working capital shortages, with negative working capital at May 31, 2003 of approximately Cdn$(3,135,000). While the August financing made approximately US$3,500,000 net proceeds available to us, it is not likely that this funding will be sufficient to achieve our business goals. As of May 31, 2004, our working capital had increased to Cdn$876,543, but it is expected to decrease subsequently. We need a significant amount of additional funding within the next three to six months in order to carry out our business plan, and we cannot offer any assurance that such funding will be available on reasonable terms when required, if any funding is available at all. We also need to obtain more than Cdn$5,300,000 to repay indebtedness due on or before July 31, 2005.

     Our ability to exploit our mineral interests will be dependent upon our ability to obtain financing through the joint venturing of projects, conveying an interest in our mineral prospects to persons who will further explore, define, and (if warranted) develop those prospects, obtaining investment from industry partners who want to develop the prospects through Calais, debt financing, equity financing or other means. If we are unable to obtain such financing on reasonable terms, our ability to exploit our mineral prospects may be delayed or indefinitely postponed. Although our goal is to continue exploration for mineral resources, ultimately if we are unable to finance future exploration, we may lose our interest in these prospects.

Our balance sheet reflects a significant investment in mineral prospects as permitted by Canadian accounting principles, all of which is expensed for United States accounting purposes.

     Our financial statements reflect an investment in our mineral prospects of Cdn$14,744,000 at May 31, 2004 and Cdn$13,207,000 at May 31, 2003 under generally accepted accounting principles in effect in Canada. United States GAAP requires us to expense all of our mineral prospect expenses and, therefore, we carry the prospects on our balance sheet at a zero cost for United States reporting purposes.

     As a result, our shareholder’s equity under Canadian accounting principals becomes a shareholder deficiency under United States principals, as reflected in the following table:

	Shareholders’ equity under	Shareholders’ deficiency
	Canadian GAAP	under U.S. GAAP
May 31, 2004	Cdn$8,634,000	Cdn$(6,530,000)
May 31, 2003	Cdn$5,541,000	Cdn$(8,136,000)

     These significant differences reflects the questions as to recoverability of our balance sheet values which are treated differently in the United States and Canada, and there can be no assurance that we will be able to recover our investment in our mineral interests or that either the United States accounting treatment or the Canadian accounting treatment accurately reflect the value of our mineral interests.

There is a risk that Calais may lose its interest in its Caribou prospects if it does not meet its obligations to a lender holding those prospects as collateral.

     We have pledged our interest in our Caribou prospect to collateralize the August 2003 loan of US$4,500,000. Although there are no material covenants with respect to the loan and no payments are due until July 31, 2005, if we are unable to repay the loan when due, our creditors will have the right to foreclose against the Caribou prospect and acquire it from Calais. This would result in the loss of our most significant asset. At the present time, we do not have the necessary resources with which to repay the amount due. One of our focuses during the next year is to obtain the financing necessary to repay this loan or negotiate with our creditors to extend the term of the loan. We cannot offer any assurance that we will be able to accomplish either.

There is a risk that Calais may lose its interest in its prospects in Panama if it does not meet its contractual obligations.

     When we acquired our prospects in Panama, we committed to perform certain work on the prospects, including:

to complete a US$250,000 exploration program for lode deposits by September 25, 2004, and by the same date, to complete an additional US$250,000 program to explore for placer gold deposits and install a pilot placer operation.

We believe we have met our contractual commitments on the hard rock obligations, but we have not met our contractual commitments on the placer obligations, and we can offer no assurance that we will be able to do so by September 25, 2004. As discussed above, we are attempting to restructure our arrangement for the Panama concession and cannot predict whether we will be able to do so or (if we are able to do so) whether our commitments will change. If we are unable to meet these commitments or to extend the obligation, the persons who conveyed the Panama prospects to us will have the right to give us notice and reacquire the prospects from us.

There is a risk that we will not obtain good title to our Manhattan prospect.

     As noted above, there are many issues relating to the title to the Manhattan prospect. As a result of Mr. and Mrs. Harvey and certain of their affiliates conveying title to us in July 2004, certain of those issues have been resolved. Under the March 2004 settlement agreement, Mr. Harvey has the obligation to convey “marketable title” to the Manhattan prospect to us by not later than December 31, 2005. To our knowledge, he has not commenced the actions that Calais believes is necessary to convey to us good title, and we cannot offer any assurance that even if he did commence those actions he could or would complete them in a manner that resulted in good title to Calais. Consequently, we cannot offer any assurance that we will ever acquire title to the Manhattan prospect that is sufficient for us to expend the funds necessary for exploration work (assuming, without assurance, that we had such funds available).

The volatility and low trading volume of our common stock in the public market and the general condition of the public market itself may adversely affect our ability to raise additional capital.

     In recent years, the securities markets in the United States and Canada have experienced a high level of price and volume volatility, and the market price of securities of many companies, particularly small-capitalization companies such as Calais, has experienced wide price fluctuations that have not necessarily been related to the operations, performances, underlying asset values, or prospects of such companies. For these reasons, you can anticipate that our Common Shares will continue to be subject to volatility resulting from market forces over which Calais will have no control.

     We have historically had very little trading volume in our common stock. The lack of trading volume of our shares reduces the liquidity of an investment in our shares. The limited daily trading activity in our stock can make it difficult for investors to readily sell their shares in the open market.

There is no assurance that we will be able to achieve any production.

     As described below and even though we have identified mineral resources in accordance with Canadian National Instrument 43-101 – Standards of Disclosure of Mineral Projects, we cannot offer any assurance that we will be able to achieve production of valuable minerals from any of our prospects. Unless we are able to achieve such production within a reasonable period of time and in a manner that results in revenues greater than the expenses incurred, we will not be able to continue to finance our operations, and we will likely not be able to attract further equity or debt investment when necessary.

We have raised capital and issued shares during the years ended May 31, 2004 and 2003 and subsequently, which has resulted in dilution to our existing shareholders. This was necessary in order to provide necessary working capital or obtain assets and services, and we will likely issue more shares at prices below our share market price to raise additional capital or to obtain other services or assets, any of which may result in additional dilution.

     During the course of the last two fiscal years and subsequently, we have been required to raise in excess of $5,000,000 of net working capital (after expenses) to finance our business operations and acquisitions. We have raised this capital by issuing shares of common stock and warrants to accredited investors, secured loan, unsecured loans, and by issuing convertible debentures to certain insiders. During this same period of time, we have issued common stock warrants and shares of common stock to several persons in exchange for their promises to perform services for us. In many cases, we have issued shares of common stock and warrants and options exercisable for shares of common stock at prices below the then-current market price for our common stock as reported on the OTC Bulletin Board. It is our experience that persons purchasing shares in these capital raising transactions will not purchase shares unless the shares are issued at discounts from the price of our common stock as reported in the market at the time of the transaction.

     If we are successful in raising additional working capital, we will likely have to issue additional shares of our common stock and common stock purchase warrants at prices that may dilute the interests of our existing shareholders.

Our outstanding shareholders may incur a dilution of their ownership interest through future issuances of shares to our employees, directors, and consultants.

     Because we anticipate that our success will be highly dependent upon our employees and consultants, we may in the future grant to some or all of our key employees, directors and consultants options to purchase Common Shares as non-cash incentives. To the extent that significant numbers of such options may be granted and exercised, the interests of the other shareholders of the Company may be diluted.

     Furthermore, the exercise of our existing outstanding options, the conversion of our convertible debentures, and the number of shares available for future issuance may dilute the value of our Common Shares and the interest of our shareholders.

     We have 100,000,000 shares of our common stock authorized, of which 20,143,453 shares were outstanding as of May 31, 2004 and 11,193,385 were outstanding as of May 31, 2003. In addition, as of May 31, 2004 we have reserved an additional:

1,232,500 shares for issuance upon the exercise of options;

255,000 shares for issuance upon exercise of warrants that were outstanding; and

4,121,293 shares for issuance upon conversion of outstanding convertible debentures.

In addition, subsequent to the fiscal year end, we issued:

an option to purchase 3,000,000 shares to Tom Hendricks in June 2004;

warrants to purchase 6,092,462 shares under various financings; and

2,080,000 shares to certain persons who were among the original accredited investors in the August 2003 transaction with Broadway in consideration for their return of that indebtedness to Broadway which is holding the debt for the benefit of Calais.

On a fully diluted basis, there is a potential for the issuance of a total 36,924,708 shares of our common stock.

     Although our Board of Directors has no present intention to do so, it has the authority, without action by the shareholders, to issue authorized and unissued shares of common stock and shares of preferred stock. Any series of preferred stock, if and when established and issued, could also have rights superior to shares of our common stock, particularly in regard to voting, the payment of dividends and upon liquidation of Calais.

Broker-dealers may be discouraged from effecting transactions in our Common Shares because they are considered penny stocks and are subject to the penny stock rules.

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in “a penny stock.” A penny stock generally includes any non-Nasdaq equity security that has a market price of less than US$5.00 per share. Our shares are quoted on the OTC Bulletin Board and as a result are considered to be “penny stocks” subject to these rules. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of US$1,000,000 or an annual income exceeding US$200,000, or US$300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

     In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the U.S. Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Foreign operations are subject to many risks.

     We are exploring mineral interests in the Republic of Panama and in the past have focused on interests in Mexico. Foreign activities are subject to the risks normally associated with conducting business in foreign countries, including exchange controls and currency fluctuations, limitations on repatriation of earnings, foreign taxation, foreign environmental law and its enforcement, labor practices and disputes, and uncertain political and economic environments, as well as risks of war and civil disturbances, or other risks that could cause exploration difficulties or stoppages, restrict the movement of funds or result in the deprivation or loss of contract rights or the taking of property by nationalization or expropriation, without fair compensation. Foreign operations could also be adversely impacted by laws and policies of the United States affecting foreign trade, investment and taxation.

Risks Associated with our Management and Principal Shareholders

We are dependent upon the continued availability of the services of our President and Chief Executive Officer, our most significant key management employee.

     While engaged in the business of exploiting mineral interests, the nature of our business, our ability to continue planned exploration of our mineral prospects, and to develop a competitive edge in the marketplace, depends, in large part, on our ability to attract and maintain qualified key management personnel. Competition for such personnel is intense and the Company may not be able to attract and retain such personnel. The Company’s growth will depend primarily on the efforts of its President and Chief Executive Officer Thomas S. Hendricks. Loss of Mr. Hendricks’ services would have a material adverse effect on our ability to continue operations. We do not have any key-man life insurance and no written employment or consulting agreements with Mr. Hendricks or with any other member of our management except with Mr. Matt Witt, with whom we have a two-year employment agreement expiring in October 2005.

     We are controlled by a limited number of our shareholders, and as a result the public holders of our outstanding shares will have little ability to influence our management or our direction.

     Our management, directors, and greater-than-5% stockholders (and their affiliates), acting together, have the ability to control substantially all matters submitted to the Company’s stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Calais which in turn could materially adversely affect the market price of our stock.

U.S. investors may not be able to enforce their civil liabilities against Calais or against certain of our directors and officers.

     We are incorporated in the province of British Columbia under the British Columbia Business Corporations Act. As a result, it may be difficult for U.S. holders of our Common Shares to effect service of process on these persons within the United States or to realize in the United States upon judgments rendered against them. In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

     When we first became subject to the reporting requirements of the Securities Exchange Act of 1934 as a “foreign private issuer,” we became liable for filing annual reports with the Securities and Exchange Commission on Form 20-F and other reports on Form 6-K as we filed reports with Canadian authorities or issued press releases or proxy statements. While we have filed our annual reports on Form 20-F, prior to our 2003 Form 20-F (filed in November 2003 and as amended in July 2004), the reports were not reviewed by legal counsel and, as a result, do not know whether there are any deficiencies. Furthermore, we did not file any Forms 6-K which were required by the Securities and Exchange Commission’s rules. Consequently, we may be subject to enforcement action from the Securities and Exchange Commission or possible civil action from investors who may have relied on reports that are subsequently judged to be incomplete or inaccurate in any material respect. If any person or regulatory agency brings any action against us, it will involve a significant amount of time and cost and will distract our management from pursuing our business plan as described herein.

We are no longer considered a “foreign private issuer” and, therefore, we become subject to additional regulation under the Securities Exchange Act of 1934, and possible duplicative regulation and reporting requirements under British Columbia and Canadian law.

     As a result of completing a significant financing in August 2003, we no longer meet the definition of a “foreign private issuer” under the Securities Exchange Act of 1934. As a result, we are required to file reports with the Securities and Exchange Commission on Form 10-KSB (due within 90 days after the completion of each fiscal year), Form 10-QSB (due within 45 days after the completion of the first three fiscal quarters) and Form 8-K (due upon the occurrence of certain defined and other material events). As a result of losing ‘foreign private issuer’ status, all of our financial information will now have to be reconciled to U.S. GAAP under Item 18 instead of under Item 17. We will also be subject to regulation under the proxy rules (SEC Regulation 14A). These requirements in the United States are in addition to similar reporting obligations in Canada where the financial information will have to be set forth in Canadian GAAP. As a result, we may incur additional expenses in complying with the possible duplicative reporting requirements.

Risks Associated With Our Business And Operations

We are subject to all of the operational risks of the mining industry.

     Our operations are and will continue to be subject to all of the hazards and risks normally associated with exploring for mineral resources. These risks include finding insufficient ore reserves (if any), fluctuations in production costs that may make the mineral interests unattractive for further exploration or subsequent activities; significant environmental and other regulatory restrictions; labor disputes; geological problems; pit-walls or tailings dam failures; force majeure events; and the risk of injury to persons, property or the environment. Operating cost increases can have a negative effect on the value of and ability to finance our mineral exploration activities and may require that we cease operations on or abandon some interests.

The mining industry is subject to environmental risks.

     Mineral exploration operations are subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to the companies within the mining industry, such as the operators of the mines in which we hold a royalty interest, at a reasonable price. To the extent that we become subject to environmental liabilities, the satisfaction of any such liabilities would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and operations. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive and costly. We take great pride in being proactive with all environmental laws and concerns, and will continue to comply with any additional requirements that may be imposed in the future to the best of its ability.

Federal, state and local governmental regulations.

     The current operations of the Company, involves exploration activities on its mineral interests. These activities require permits from federal, state and local governmental authorities in the United States. While we believe that we have all permits that are necessary to perform our activities as currently underway, laws change and there can be no assurance that any future permits which we may require will be obtainable on reasonable terms or that such laws and regulations, or that new legislation or modifications to existing legislation, would not have an adverse effect on any exploration project which we might undertake.

     Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions there under, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment or remedial actions. Parties engaged in exploration operations may be required to compensate those suffering loss or damage by reason of the exploration activities and may have civil or criminal fines or penalties imposed for violation of applicable laws or regulations.

     Amendments to current laws, regulations and permits governing operations and activities of exploration companies, or more stringent implementation thereof, could have a material adverse impact on us and our operations and cause increases in capital expenditures or require abandonment or delays in the exploration of new prospects.

There is no guarantee of clear title to any of our mineral prospects.

     Title to mineral interests is complex and involves many issues (not all of which are of record with the local clerk and recorder’s office). We have performed a large amount of work to provide us the greatest assurance that we have good title to the patented and unpatented mining claims included within our Caribou prospect.

     The mineral interests in Nevada are generally unpatented mining claims, and such claims are subject to greater uncertainties than are associated with patented mineral interests. Furthermore we do not own title of record to the Nevada prospect, although we are seeking to acquire record title in accordance with our earlier agreements. We cannot offer any assurance that we will be able to cause our predecessors in title to transfer their title to us, notwithstanding what we believe is their contractual obligations. If we are unable to obtain good title to the Nevada prospect, we will not explore those prospects and we will not be able to benefit from the monies we have expended on them to date.

     Our mineral interests in Panama are made up completely of concessions from the government of Panama. Based on our review of the interests we acquired in Panama, and although the concessions are not registered in our name, we believe that we have the right to explore and benefit from those concessions under Panamanian law.

We have no proven reserves on any of our mineral interests.

     Although we have performed a significant amount of exploration work on our Caribou prospect and we have identified a significant amount of mineral resources in the Caribou prospect, we have not identified any mineral reserves as that term is defined by the U.S. Securities and Exchange Commission. Our mineral interests in Nevada and Panama are in the exploration stage and we have not identified any mineral reserves on those mineral interests, either. Prospects on which mineral reserves are not found will have to be discarded which will require that we write each respective property off, thus sustaining an expense for accounting purposes.

     As is discussed above, we have identified mineral resources on our Caribou prospect in accordance with the requirements of Canadian National Instrument 43-101 – Standards of Disclosure of Mineral Projects. United States investors are advised that while terms such as “measured,” “indicated” and “inferred” mineral resources are recognized and required by Canadian regulations, the United States Securities and Exchange Commission (the “SEC”) does not recognize them. “Mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic and legal feasibility. It cannot be assumed that all or any part of a mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or other economic studies. United States investors are cautioned not to assume that all or any part of our mineral resources will ever be converted into mineral reserves or ever recovered profitably, if at all. Unsuccessful exploration efforts could have a significant negative impact on our financial condition and operations.

     If we are unable to identify mineralization that can be commercially extracted, beneficiated, and sold, we will have spent a significant amount of money with no return to our shareholders.

Fluctuation in the price of gold and silver could have material adverse impacts on our operations.

     Our primary exploration targets are gold and silver. Market prices for commodities such as gold and silver have historically fluctuated and occasionally have fluctuated widely. The market price of precious metals fluctuates widely and is affected by numerous factors beyond the control of any person. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or financial crises, and a number of other factors. The global price for these precious metals and the volatility of the price may adversely impact our ability to raise the necessary financing and, if we engage in production operations, may adversely impact our revenues from operations.

Forward-looking statements may prove to be inaccurate.

     In our effort to make the information in this report more meaningful, this report contains both historical and forward-looking statements. All statements other than statements of historical fact are forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements in this report are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events.

     The forward-looking statements generally can be identified by the use of terms such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will” or other similar words or phrases. Furthermore, statements that describe our objectives, plans, or goals are, or may be, forward-looking statements.

     Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.

     These factors are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in the forward-looking statements in this prospectus. Other unknown or unpredictable factors also could have material adverse effects on our future results.

(c) Off-balance sheet arrangements.

     Not applicable inasmuch as we do not have off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

     Our consolidated financial statements are stated in Canadian Dollars (Cdn$) and are prepared in accordance with Canadian GAAP, the application of which, in our case, conforms in all material respects for the periods presented with U.S. GAAP, except as disclosed in footnotes to the financial statements.

     There are several differences in determining expenses and net loss between Canadian GAAP and U.S. GAAP. Revenues remain the same at nil under both Canadian and U.S. GAAP. These differences are explained in much greater detail in the notes to the consolidated financial statements attached to this report.

     The information required by this item begins on page F-1 of Part III of this Report on Form 10-KSB and is incorporated into this part by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, our management carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

(b) Changes in Internal Controls.

     There were no changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) Executive Officers

     The following table lists, as of May 31, 2004, the names of all of our directors and senior management. Our directors generally serve in their respective capacities from their election on the day of our Annual General Meeting (last held on December 18, 2003) and will serve until the next Annual General Meeting or until a successor is duly elected, unless the office is vacated in accordance with our Articles.

     Interim vacancies on the Board of Directors are filled by the remaining directors and the persons filling those vacancies hold office until the next Annual General Meeting at which time they may be re-elected or replaced. Our senior management (executive officers) are appointed by the Board of Directors and hold office indefinitely at the pleasure of the Board of Directors.

			Date first elected
Name	Age	Positions held	or appointed
Thomas S. Hendricks	55	Director, president, chief executive officer	1998

Art Daher	71	Director, Secretary	1995

Robert Akright	79	Vice President	1998

Matt Witt	36	Chief Financial Officer	2003

Melvin Martin	63	Director	1992

     No director or executive officer has been the subject of any order, judgment, or decree of any governmental agency or administrator or of any court or competent jurisdiction, revoking or suspending for cause any license, permit or other authority of such person or of any corporation of which he is director or executive officer, to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining or enjoining any such person or any corporation of which he is an officer or director from engaging in or continuing any conduct, practice, or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security or any aspect of the securities business or of theft or of any felony.

     While some of our directors and executive officers are involved in other business ventures and do not spend full time on our business and affairs, we believe that each devotes as much time to our business and affairs as are required to satisfactorily carry out their duty.

     Thomas S. Hendricks has been one of our directors since we acquired the assets of Hendricks Mining Company (“HMC”) in 1998, a company that Mr. Hendricks formed and operated in 1974 for the purpose of acquiring and operating the Cross Mine and neighboring mineral interests. Mr. Hendricks has been engaged in exploring and limited mining operations at the Cross Mine and neighboring mineral interests (now referred to as the “Caribou prospect”) on a full time basis since 1975. Mr. Hendricks is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

     Mr. Daher has been secretary and a director of Calais Resources since 1995. Mr. Daher is retired. Mr. Daher sold his Real Estate Company in September of 1996, a company he had owned and operated since May of 1983. Mr. Daher is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

     Robert Akright has been a geologist for several companies in the mineral industry for his entire professional life. He has worked with Calais Resources since 1998. Mr. Akright has been working as a self-employed consulting geologist for more than the past five years from his office in Littleton, Colorado. Mr. Akright is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

     Mr. Witt joined Calais Resources as its chief financial officer in August 2003. Before joining Calais Resources, Mr. Witt was a vice president of operations for two privately-held mortgage bankers specializing in commercial and residential mortgages. These were Broadway Mortgage (from April 2003 until joining Calais in August 2003) and Professional Mortgage Alliance (mid-2000 until April 2003). From 1996 through mid 2000, Mr. Witt was an account executive at Cendant Mortgage. Mr. Witt is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

     Mr. Martin has been a member of Calais Resources’ Board of Directors since 1992. Mr. Martin is currently retired. Mr. Martin retired in 1998 as a school teacher in Vancouver, British Columbia, a position he held for 30 years. Mr. Martin is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

(b) Significant Employees

     We have no significant employees other than our officers described above.

(c) Family Relationships

     There are no family relationships between any two or more directors and executive officers. There are no arrangements or understandings between any two or more directors and executive officers pursuant to which he was selected as a director or executive officer except that Matt Witt became chief financial officer following and as a result of the August 2003 investment by six accredited investors.

(e) Audit Committee Financial Expert

     Not yet required.

(f) Audit Committee

     Calais does not have a formal audit committee and, therefore, its Board of Directors serves as its audit committee.

(g) Procedures by which security holders may recommend nominees to the board of directors

     The board of directors has not adopted procedures by which security holders may recommend nominees to the board of directors.

(h) Section 16(a) Beneficial Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act”) requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Calais. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to Calais’ officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended May 31, 2004 except for those listed below. To our knowledge, none of the named persons below have completed transactions subsequent to May 31, 2004, except as described below, and, therefore, we do not believe that any additional reports are due.

•	Mr. Hendricks filed a Form 3 on September 25, 2003, which was due on September 3, 2003. As such, he filed that report late. Such report failed to take into account four separate sales of stock, and, therefore, Mr. Hendricks’ beneficial ownership was incorrectly stated. The most recently filed Form 4 corrects that error. In addition, Mr. Hendricks reporting the July 2004 grant of the option within the required time period, but inadvertently omitted inclusion of his convertible debenture in that report. An amended Form 4 was filed. As such, he filed a second report late.

•	Mr. Witt filed a Form 3 on September 26, 2003, which was due on September 3, 2003. As such, he filed one report late.

•	Mr. Harvey’s Form 3 was due on September 3, 2003 and has not yet been filed. In addition, we have received information that Mr. Harvey has sold shares on September 3, 4, 8, 9, and 15 (45,700 shares in September), and October 6 and 14 (21,700 shares), and November 6 (58,000 shares). Mr. Harvey has not reported any of these transactions on Form 4 and, therefore, eight Form 4s have not been filed. Mr. Harvey or persons affiliated with him may have sold additional shares of our common stock without the knowledge of Calais for which he has not filed a Form 4. Mr. Hendricks’ assigned his convertible debenture to Mrs. Harvey on June 25, 2004, although she has not accepted that assignment and she has not filed a Form 4 reflecting the additional beneficial interest.

•	Mr. Daher’s Form 3 was due on September 3, 2003 and was filed on December 8, 2003. Mr. Daher sold some shares of our common stock in October 2003 for which he filed a Form 4 on December 8, 2003. In addition, Mr. Daher made two sales of our common stock in February, 2004, for which he filed late Form 4s and sold additional shares in June 2004, for which he filed a late Form 4. Numerous amendments have been filed in order to account for errors in calculating Mr. Daher’s beneficial ownership.

•	Mr. Akright’s Form 3 was due on September 3, 2003 and was filed on November 12, 2003. Furthermore, he sold some shares of our common stock in September and October 2003, for which Form 4s were filed late. In addition, a Form 4 was filed in April, 2004 for the acquisition of shares of common stock in February, 2004. In November 2003, Mr. Akright received an option to purchase 100,000 shares of common stock that was not reported until September 2004.

•	Mr. Martin’s Form 3 was due on September 3, 2003 and was filed in December 2003. Mr. Martin received shares of our common stock as a stock bonus in February 2004 and filed a Form 4 reflecting those shares in June 2004.

•	Mr. Angelo Benaske filed a Form 3 on September 29, 2003, which was due on September 3, 2003. As such, he filed one report late.

     In addition, certain persons were required to file a Schedule 13D, when Calais began filing 1934 Act reports in approximately March 1998 or upon becoming a beneficial owner of greater than 5% of the outstanding stock. Mr. Harvey is the only person known to us who has been obligated to, but who has failed to, file a Schedule 13D as of the date of this report.

(i) Code of Ethics

     We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions. We have not done so because of the press of other business activities. We expect that the Board of Directors will consider such a code in the future.

ITEM 10. EXECUTIVE COMPENSATION

(a) and (b) Summary Compensation Table

     The following chart (in Cdn$) sets forth information regarding the compensation paid to our chief executive officer and our other executive officers during the most recent three fiscal years ended May 31, 2004, 2003, and 2002. This includes all compensation paid to each by Calais and any subsidiary:

					Long-term
		Annual compensation			Compensation Awards
					Awards		Payout
						Securities
					(Cdn$)	Underlying
Name and	Fiscal	(Cdn$)	(Cdn$)	(Cdn$)	Restricted	Options &		All Other
Principal Position	Year	Salary	Bonus	Other	Awards	SARs (#)	LTIP	Compensation
Thomas S. Hendricks, President and CEO(a) Matt Witt, CFO (b)	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2004	114,662	172,856	0	0	0	0	0
	2004	63,319	0	0	0	1,000,000	0	0

(a)	A portion of the salary payments to Mr. Hendricks (Cdn$228,103) included salary due to him from prior years, but paid in fiscal 2004. At May 31, 2004, Calais had not paid Mr. Hendricks his full salary and still owed him Cdn$30,676 for services performed during fiscal 2004. That amount remains outstanding as of July 31, 2004. The bonus reflects the dollar amount of a 75,000 stock bonus that Calais granted to Mr. Hendricks during fiscal 2004.

(b)	At May 31, 2004, Calais had not paid Mr. Witt his full salary and still owed him Cdn$78,186 for services performed during fiscal 2004. That amount remains outstanding as of July 31, 2004.

     We did not pay any salary to Mr. Hendricks for the 2001, 2002 or 2003 fiscal years because we did not have the cash to do so. We accrued his salary at the rate of US$50,000 per year for 42 months until we were able to pay him the past due salary in August 2003 – when Mr. Hendricks received a payment of US$163,690.

     For the current fiscal year (ending May 31, 2005), we plan to pay salaries to our president (US$150,000 per year), chief financial officer (US$130,000 per year), together with discretionary bonuses and other compensation as the Board of Directors may determine. We also plan to discuss employment agreements, benefits, and other forms of compensation for these individuals in addition to the two year employment agreement with our chief financial officer which provides for his salary as stated above.

(c) Options/SAR Grants

Options to purchase securities from registrant or subsidiaries

     We are authorized to grant options to purchase shares of our common stock to our directors, executive officers, and employees on terms and conditions acceptable to the regulatory authorities in Canada, notably the Canadian Venture Exchange and the British Columbia Securities Commission. We have no formal written stock option plan.

     Under the applicable rules, we may grant stock options for up to 10% of the number of issued and outstanding Common Shares provided that stock options in favor of any one individual may not exceed 5% of the issued and outstanding Common Shares. No stock option granted under the stock option program is transferable by the optionee other than by will or the laws of descent/distribution and each stock option is exercisable during the lifetime of the optionee only by such optionee. Furthermore, the exercise price of all stock options granted under the stock option program must be at least equal to the fair market value (subject to regulated discounts) of such Common Shares on the date of grant, and the maximum term of each stock option may not exceed five years.

     The exercise prices for stock options are determined in accordance with OTC Bulletin Board (“OTCBB”) guidelines and reflect the average closing price of our Common Shares for the ten trading days on the OTCBB immediately preceding the day on which the directors grant and publicly announce the stock options (subject to a regulatory-acceptable discount), but no less than $0.45 exercise price per share.

Warrants and convertible securities that are outstanding

     We have no outstanding warrants to purchase our common stock held by our officers or directors. We have issued warrants to purchase our common stock to an investment banker that we expected to provide certain services to us. At May 31, 2003, there were warrants held by that investment banker to purchase 486,303 shares of our common stock at an average exercise price of Cdn$0.81. We reached a settlement with that investment banker (described below in Item 8.A(7) “Legal Proceedings”) which resulted in the issuance of additional shares and the cancellation of the warrants.

     In July 2000, we issued convertible debentures to Judy Harvey, Argus Resources, and Aardvark Agencies in the total amount of Cdn$5,442,018. We reissued those convertible debentures in May 2001, and it is the May 2001 debentures that are currently outstanding. Judy Harvey is Marlowe Harvey’s wife; Mr. Harvey controls both Argus Resources and Aardvark Agencies. The debentures are all non-interest bearing and are due May 11, 2011. The debentures are convertible into Common Shares at Cdn$1.23 per share. (By a March 2004 agreement with Marlowe and Judy Harvey, Calais has agreed to submit for shareholder approval a reduction on the conversion price of the debentures from the existing Cdn$1.23 to US$0.55.) The following chart sets forth the beneficial owners of the convertible debentures and the number of shares underlying such debentures as of May 31, 2003. To our knowledge, there have been no further transfers of any debentures during the fiscal year ended May 31, 2003 or subsequently. No person has converted any of the debentures into common stock. During fiscal 2002, Cdn$344,913 of the debentures were repaid to Mrs. Harvey.

	Original Principal
Name	amount	Accrued Interest	Underlying shares
Marlowe Harvey(a)	Cdn$4,113,105	$0	3,343,988
Thomas S. Hendricks (b)	Cdn$984,000	$0	1,306,036
Melvin Martin(c)	Cdn$1,103,214	$0	896,922

(a)	Owned of record by Mr. Harvey’s wife, Judy Harvey and entities affiliated with or controlled by Mr. Harvey. Of these debentures, Mrs. Harvey is holding Cdn$1,103,214 for the benefit of Mr. Martin. Mrs. Harvey disclaims any interest in the debentures (or the shares underlying the debentures) she is holding for Mr. Martin but, to date, she has failed to comply with her obligations in the March 9, 2004, Settlement Agreement to assign the debenture to Mr. Martin. See also note (b), below, which describes Mr. Hendricks’ reassignment to Mrs. Harvey of the Cdn$984,000 debenture.

(b)	Mr. Hendricks acquired these debentures from Mrs. Harvey in settlement of litigation he had brought against Mr. Harvey, not sure if it was against Calais Resources or Harvey. Mr. Hendricks has agreed to assign this debenture to Mrs. Harvey based on the March 2004 settlement agreement involving Mr. and Mrs. Harvey and Mr. Hendricks has executed an assignment to do so. Mr. and Mrs. Harvey have not yet accepted assignment of the debenture. Consequently, Calais still has the Cdn$984,000 debenture registered in Mr. Hendricks’ name.

(c)	Mrs. Harvey is holding debentures in this amount for the benefit of Mr. Martin. Mr. Martin disclaims any affiliation with Mrs. Harvey, Mr. Harvey, or entities they control.

Options/SAR Grants in Last Fiscal Year

     We granted stock options to the executive officers named in the compensation table (above) during the fiscal years ended May 31, 2004 and 2003 or during the current fiscal year. We did not grant any stock appreciation rights to any person during fiscal years 2003, 2004 or subsequently.

Name	Number of Options		Exercise Price		Term
Fiscal 2003 grants
Marlowe Harvey	82,500		Cdn$	1.26	November 15, 2004
Fiscal 2004 grants
Matt Witt	500,000	*	US$	3.00	August 11, 2013
	500,000	*	US$	5.00	August 11, 2013
Robert Akright	100,000		Cdn$	0.45	August 1, 2008
Fiscal 2005 grants
Tom Hendricks	3,000,000		US$	0.85	July 8, 2014
Tom Hendricks (debenture)**	294,117		US$	0.85	Variable

*	Mr. Witt’s grant was in connection with his employment at Calais as our chief financial officer (in August 2003).

**	The board granted Mr. Hendricks a bonus, paid as a US$250,000 debenture convertible into common stock at US$0.85 per share, although only US$50,000 is currently due or convertible The remaining amount becomes due on demand and convertible at the rate of US$50,000 per year commencing on July 8, 2005.

(d) Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Fiscal year end values

     No officer exercised employee stock options during the fiscal year ended May 31, 2003. No officer exercised employee stock options during the fiscal year ended May 31, 2004, except as set forth in the following table:

			Number of
			Unexercised	Value of
			securities	unexercised in the
			underlying	money options/SARs
			options/SARs at	at 5/31/2004 (Cdn$)
			5/31/2004 (#)	(a)
	Shares acquired on	Value realized ($)	Exercisable/	Exercisable/
Name	exercise (#)	(a)	unexercisable	unexercisable
Thomas S. Hendricks	100,000	$233,403	0(b)/0	$0/$0
Art Daher	50,000	$62,448	50,000(c)/0	$37,000/$0
Robert Akright	0	$0	100,000(d)/0	$76,590/$0
Mel Martin	75,000	$(2,409)	0	$0/$0
Matt Witt	0	$0	1,000,000(e)/0	$0/$0
Persons who are neither officers nor directors but who are providing services to us	0	$0	0/0	0/0

(a)	“Value realized” is equal to the market price less the exercise price times the number of shares acquired. At May 31, 2004, the market price for our common stock was US$1.01 per share (Cdn$1.38).

(b)	Not including an option to purchase 3,000,000 shares at US$0.85 (exercisable through July 8, 2014) granted to Mr. Hendricks in July 2004. Also not including a bonus paid to Mr. Hendricks after fiscal 2004 year end in the form of a US$250,000 debenture convertible into common stock at US$0.85.

(c)	Mr. Daher’s 50,000 options have an exercise price of Cdn$.45 per share and expire on August 11, 2005.

(d)	Mr. Akright’s options are exercisable at US$0.32 per share and expire on August 1, 2008.

(e)	Mr. Witt’s options are exercisable at US$3.00 (as to 500,000 shares) and US$5.00 (as to the remaining 500,000 shares) through August 11, 2013.

Subsequent exercises

     No officer exercised employee stock options after the end of the fiscal year ended May 31, 2004.

(e) Long Term Incentive Compensation Plans and Defined Benefit and Actuarial Plans

     None.

(f) Compensation of Directors

     We have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. The Board of Directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated below no director received any compensation for his services as a director, including committee participation and/or special assignments.

     We are in the process of instituting a health insurance plan for our employees. We may consider other benefit plans, such as life insurance, retirement plans, profit sharing plans, bonus and other plans as the circumstances warrant.

(g) Employment Agreements, Termination of Employment and Change in Control Agreements

     We have previously had no plans or arrangements in respect of remuneration received or that may be received by any person employed by us to compensate such person in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

(h) Report on Repricing of Options/SARs

      None

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) and(b) Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information regarding the ownership of our common stock as of May 31, 2004 by: (i) each director or nominee for director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our common stock based on the total of 20,143,453 shares outstanding as of July 31, 2004.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
Thomas S. Hendricks(2)	4,262,982	21.2%
Art Daher(3)	415,750	2.1%
Robert Akright(4)	241,368	1.2%
Matt Witt(5)	2,600,000	12.9%
Melvin Martin (6)	1,487,831	7.4%
All executive officers and directors as a group (5 persons). The address for all of the above directors and executives officers is: 8400 E Crescent Parkway #675 Greenwood Village CO 80111	8,987,931	44.6%
Stephen Angelo Benaske (8) 1625 Larimer Street, Suite 2407 Denver, CO 80202	5,415,455	26.9%
Marlowe Harvey (1) 47015 Extrom Road Chilliwack, B.C. V2R-4V1 Canada	5,992,488	29.7%

(1) Mr. Harvey owns options to acquire 82,500 shares of Calais common stock, exercisable through November 15, 2004 at Cdn$1.26 per share. Mr. Harvey’s beneficial ownership includes 1,766,000 shares of our common stock as well as convertible debentures (as follows), each of which are convertible into common stock at the conversion price of Cdn$1.23 through May 11, 2011:

Name of Holder
(relationship to Mr. Harvey)	Amount (Cdn$)	Underlying shares
Judy Harvey (wife)	$3,149,955	2,560,939
Argus Resources, Inc.	$215,422	175,140
Aardvark Agencies, Inc.	$747,728	607,909
Thomas Hendricks (see note 2)	$984,000	800,000

(By a March 2004 agreement with Marlowe and Judy Harvey, Calais has agreed to submit for shareholder approval a reduction on the conversion price of the debentures from the existing Cdn$1.23 to US$0.55.) Except as disclosed in the preceding table, no other member of Mr. Harvey’s family owns any shares or rights to acquire shares. Of the debentures owned by Mrs. Harvey, she is holding Cdn$1,103,214 for Melvin Martin and disclaims any interest in debentures in that amount and the underlying shares.

(2) Mr. Hendricks’ beneficial ownership does not include 800,000 shares of common stock underlying a convertible debenture that he has assigned to Mrs. Judy Harvey in accordance with an agreement reached with Mr. Harvey. Mrs. Harvey has not yet accepted the assignment, but Mr. Hendricks disclaims any interest in the debenture. Mr. Hendricks’ beneficial ownership does include an option to purchase 3,000,000 of Calais common stock for US$0.85 per share, exercisable through July 8, 2014 granted to him in July 2004. Mr. Hendricks’ beneficial ownership also includes 294,118 shares underlying a US$250,000 convertible debenture granted to him as bonus compensation in July 2004. The debenture vests as to US$50,000 on each of July 8, 2004 (which vesting has occurred), 2005, 2006, 2007 and 2008). On and after each of those dates, Mr. Hendricks may demand payment of the vested amount, or may convert the vested amount into common stock at the rate of US$0.85 per share. He has not made any demand with respect to the amount vested to date. No other member of Mr. Hendricks’ family owns any shares or rights to acquire shares.

(3) Mr. Daher’s ownership includes options to acquire 50,000 shares exercisable at Cdn$.45 per share through August 11, 2005. No other member of Mr. Daher’s family owns any shares or rights to acquire shares.

(4) Mr. Akright’s beneficial ownership includes 141,368 shares of stock and options to acquire 100,000 shares of Calais common stock, exercisable at Cdn$.45 per share through August 1, 2008.

(5) Mr. Witt’s beneficial ownership includes 1,600,000 shares of stock and options to acquire 1,000,000 shares (of which 500,000 are exercisable at US$3.00 and the remaining are exercisable at US$5.00 per share through August 11, 2013) which the Board of Directors granted to him in connection with his employment as our chief financial officer. No other member of Mr. Witt’s family owns any shares or rights to acquire shares.

(6) Mr. Martin’s beneficial ownership includes 590,909 shares of stock owned by his wife, a company owned by Mr. and Mrs. Martin, and ownership of convertible debentures in the total amount of Cdn$1,103,214 which is held in the name of Mrs. Harvey, and which is convertible into 896,922 shares of common stock at Cdn$1.23 per share through May 11, 2011. (See Note 1, above, for the possibility that these debentures may be repriced.) No other member of Mr. Martin’s family owns any shares or rights to acquire shares. Mr. Martin disclaims any affiliation with Mr. or Mrs. Harvey and with the entities they control.

(8) Mr. Angelo Bensake’s beneficial ownership includes 1,500,000 shares which he owns, but which he has committed to sell for the benefit of and on behalf of Calais to repay the US$4,500,000 debt that Calais owes to certain accredited investors (including Mr. Angelo Benaske) who loaned us money in August 2003. Mr. Angelo Benaske may only sell the shares if a registration statement permitting the sale of those shares is effective or if there is an exemption for the transaction available, and if our common stock is trading at an average price of US$3.00 per share over an average of five business days.

(c) No Change of Control Arrangements.

     We know of no plans or arrangements that will result in a change of control at Calais.

(d) Equity Compensation Plan Information

     Calais has no formal equity compensation plan. See Item 10 for additional information.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     The following are the only transactions since June 1, 2001, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more that 10% of the outstanding Common Shares, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or indirect interest. Our Board of Directors believes the transactions referenced below were on terms at least as favorable to us as we could have obtained from unaffiliated parties.

Resignation of Marlowe Harvey

     On November 11, 2003, Mr. Harvey resigned as an officer and director of Calais, demanding a return of the Cdn$984,000 debenture Mrs. Harvey assigned to Mr. Hendricks and also advising Calais that he intends to enter into an agreement to vend the Nevada prospect, or a portion thereof, to third parties. In the March 2004 settlement agreement, Mr. Hendricks agreed to return the debenture to Mr. Harvey, subject to compliance with applicable securities laws. Mr. Hendricks has executed the assignment to return the debenture to Mrs. Harvey (as directed by Mr. Harvey), but Mrs. Harvey has yet to show compliance with securities laws and, therefore, the debenture is still registered on Calais’ books in Mr. Hendricks’ name.

Purchases of Common Shares by Officers/Directors

     The following chart describes purchases of our common stock by our officers, directors, and their affiliates during fiscal 2003, 2004 and subsequently:

	Subsequent to fiscal 2004		fiscal 2004		Fiscal 2003
	# of shares	US$ value	# of shares	Cdn$ value	# of shares	Cdn$ value
Thomas S. Hendricks(a,b)	3,294,117	$2,800,000	100,000	$45,000	91,667	$40,333
(c)			75,000	$172,856
Art Daher(c)	—	—	55,000	$126,761	20,000	$21,400
(b)			50,000	22,500
Robert Akright(c)	—	—	60,000	$138,285	—	—
Melvin Martin(c)	—	—	10,000	$23,048	—	—
(b)	—	—	75,000	$33,750	—	—

(a)	In July 2004, Calais issued to Mr. Hendricks: (i) an option to purchase 3,000,000 shares exercisable at US$0.85 per share through July 8, 2014, and a US$250,000 debenture convertible at US$0.85 per share.

(b)	Exercise of options for Cdn$0.45 per share in September (Mr. Hendricks) and October (Mr. Daher and Mr. Martin) 2003.

(c)	Bonus shares granted to Messrs. Hendricks, Daher, Martin and Akright in December 2003.

Loans to Calais Resources

     Directors, their family members, or companies controlled by our directors have lent the company funds on various terms and conditions over the last three years as follows:

•	the convertible debentures described above

•	Cdn$70,000 payable (with interest at 12%) to Mr. Harvey for a loan made by him to Calais for working capital purposes in 2003 which was due May 22, 2003 (paid in August 2003), and which was secured by our assets held for sale and was convertible into our common stock at Cdn$0.60 per share. As consideration to Mr. Harvey for making this loan, we provided him with options to purchase 82,500 shares of stock at an exercise price of Cdn$1.26, exercisable through November, 2004.

•	In June 2003, Thomas S. Hendricks obtained a personal mortgage from a bank using his personal collateral in the amount of US$587,680 in order to permit Calais to meet certain of its obligations. The amount advanced included prepaid interest and fees to the lender of US$87,680, providing a net of US$500,000 funding to Calais. Proceeds of the August 2003 financing were used to repay this amount and to reimburse Mr. Hendricks for his expenses in obtaining this loan. Mr. Hendricks provided this credit facility to us at no cost.

•	From time-to-time during fiscal years ending May 31, 2003 and 2002, and previously, Mr. Hendricks used his personal credit cards to advance funds to Calais as necessary for Calais’ working capital purposes. The amounts outstanding that are attributed to Mr. Hendricks at May 31, 2003 and 2002 reflect those amounts together with interest accrued to the credit card issuers. Mr. Hendricks did require Calais to pay his interest expense, but did not charge Calais any other costs or receive any compensation for advancing this credit.

•	This loan and in the following table (which table does not include amounts owed pursuant to the convertible debentures).

		Amount owed by Calais on
Name	Interest rate	May 31, 2004	May 31, 2003		May 31, 2002
Tom Hendricks	0%	$nil	US$	94,281	U.S.$28,987
Marlowe and Judy Harvey	12%	$nil	Cdn$	70,000	$0

Royalty Interests.

     Mr. Harvey claims that he retained a royalty interest in these properties, which claim has not yet been substantiated with documentation. It now appears that, at the time of the acquisition, Mr. Harvey owned (with others) a claimed joint venture interest, and did not own any part of the record title to any patented and unpatented claims which were a part of the Manhattan prospect. Mr. Harvey’s claim of a right to purchase some of the joint venture properties appear now to have been purely contractual in nature. We are attempting to determine title to these the joint venture interests, to acquire other of the joint venture interests, and to take steps to cure title to the Manhattan prospect. To this end, beginning in October 2003 we received title information relating to these prospects which consist of 28 patented mining claims and some 147 unpatented mining claims, including title reports on the unpatented claims and a litigation title guaranty on the patented claims.

     The majority of the mineral interests that Calais acquired from the former Hendricks Mining Co. (“HMC”) in 1998, or acquired within five years thereafter, are subject to net smelter return royalties in amounts varying from 2.0% to 0.5% of net smelter returns in favor of the former shareholders of HMC (which include Thomas S. Hendricks (as to 85.354%), Mr. Hendricks’ mother (10.101%), and Mr. Hendricks’ attorney (4.545%) who has continued as attorney for Calais. The period for which Calais was obligated to make further royalty grants as to new acquisitions expired in April, 2003. The royalty grants now outstanding and of record are effective for a period of 20 years after the date of the grants, with expiration of the royalties beginning in March 2018, and ending in April 2023. These individuals own the net smelter return royalty covering substantially all of the Caribou prospect. (The net smelter return does not include mineral interests acquired since April 2003.) Calais, and Mr. Harvey acknowledged the validity of these royalties in the July 2000 settlement of the litigation Mr. Hendricks brought against Mr. Harvey and Aardvark. See further discussion above in Item 2, above.

Aardvark Enterprises, Inc.

     Aardvark Enterprises, Inc. is a Washington corporation primarily engaged in the real estate business in Denver and elsewhere. Aardvark is controlled by Marlowe Harvey and his wife, Judy Harvey. Shortly after the acquisition of the HMC assets by Calais in 1998, Calais encountered a cash shortfall which would have prevented it from exercising an advantageous option to acquire the Caribou Mine prospect, and to continue its drilling program at the Caribou prospect.

     The necessary funds were advanced by Aardvark from Aardvark’s sale of unrelated real estate, including $500,000 plus costs to acquire the Caribou prospect and additional funds to continue the drilling programs. Aardvark completed the sales and the acquisition of its interest in the Caribou prospect in a tax-deferred §1031 exchange. The entire Aardvark interest in the Caribou prospect is subject to exploration and mining concessions in favor of Calais, and a contractual right held by Calais to re-acquire the mineral interests on terms described in a July 2000 agreement reached to settle litigation brought by Mr. Hendricks against Mr. Harvey and Aardvark. (Originally the transaction was structured differently, including a promissory note from Aardvark to Calais in the amount of US$2,300,000, a deed of trust securing Calais’ interest in the Aardvark ownership, and other relationships between Calais and Aardvark. The settlement agreement clarified these relationships and provides that Calais has the right to reacquire the claims held by Aardvark for a debenture (which Calais has already paid to Aardvark) and for a payment from Calais to Aardvark in an amount “equal to pay the capital gains triggered by the” reconveyance of the property to Calais. (The cash payment will be deducted from the debenture.) Although the original agreement estimated the payment to be about US$750,000, currently the parties estimate the tax obligation (which would arise as a result of the deferred capital gains as a result of the §1031 exchange) to be about US$500,000. The settlement agreement provides that Calais will have an unlimited time to exercise its option for transfer.

     The terms of the repurchase were modified in the March 8, 2004, Settlement Agreement to which Aardvark was a party. As described below in “Settlement Agreement with Mr. and Mrs. Harvey and their affiliates.”

Litigation

     As discussed in Item 3, in 2000, Thomas Hendricks brought litigation against Marlowe Harvey, Aardvark, and Calais relating to certain information allegedly not disclosed to Mr. Hendricks at the time that his company, HMC, was acquired by Calais. Generally the complaints related to interests that Calais had in property in Mexico and the lack of funding for continuing exploration of the Caribou prospect. The parties resolved this litigation shortly after it was commenced by entering into a mutual release and settlement agreement. As a result of the agreement,

a.	Mr. Harvey paid certain funds to Mr. Hendricks;

b.	Mr. Harvey’s wife transferred a Cdn$984,000 debenture (which had been issued to her by Calais) to Mr. Hendricks (which as a result of a March 2004 settlement agreement Mr. Hendricks has reassigned to Mrs. Harvey, subject to her demonstration that the reassignment is in compliance with applicable securities laws);

c.	Calais reimbursed Mr. Hendricks for one-half of his legal expenses incurred in bringing the litigation;

d.	Calais agreed to sell its interest in the mining equipment located in Mexico and apply the funds to repayment of Calais’ obligations;

e.	Aardvark agreed to transfer its interest in the Caribou prospect to Calais as described above;

f.	Calais agreed to honor the royalties granted to the former HMC shareholders;

g.	Mr. Harvey agreed to resign as president and chief executive officer of Calais and Mr. Hendricks agreed to accept appointment to those positions; and

h.	Mr. Hendricks has a right to approve financing for Calais’ exploration of the Caribou prospect.

Settlement Agreement with Mr. and Mrs. Harvey and their affiliates

     On March 8, 2004, we entered into an agreement with Marlowe Harvey, his wife Judy Harvey, and several related entities by which Calais and Mr. and Mrs. Harvey resolved a number of issues that have arisen between them, some of which have been previously discussed in Calais’ Form 20-F and other reports. Under the agreement,

•	Mr. Harvey and Calais agreed on a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of Aardvark Agencies, Inc. (“AAI”) in the Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728 which is included in the debentures in our financial statements) and AAI’s right to convert that debenture before it is paid;

•	Further defining Calais’ right to borrow against, enter in and upon those properties, construct buildings and mines on those properties, and remove and sell minerals from those properties for Calais’ own account;

•	Mr. Harvey and his related entities agreed to assign their interests in the Manhattan prospect to Calais and completed this assignment in July 2004. In addition, Mr. Harvey and his related entities also agreed to convey to Calais (not later than December 31, 2005) the entire right, title and interest in the Manhattan prospect from all parties (“marketable title”). Mr. Harvey and his related entities have not (to Calais’ knowledge) commenced the work necessary to obtain marketable title. Upon receipt of marketable title, Calais will pay one of Mr. Harvey’s related entities 250,000 shares of Calais restricted stock. Calais agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock to Argus Resources, Inc., one of Mr. Harvey’s related entities, if Calais identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces.

•	Mr. Harvey and his related entities agreed to comply with their shareholder filing obligations in the United States and Canada (if any) not later than April 30, 2004.

Mr. Harvey also agreed to return a stock option agreement to Calais which defines the option to acquire 82,500 shares of Calais common stock granted to him in November 2002 which he continues to hold. That option expires (unless exercised) on November 15, 2004, and has an exercise price of US$0.80 per share. Mr. Harvey has not complied with this obligation.

•	Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$.55.

•	Calais agreed to retain Mr. Harvey as a consultant for one year at US$3,000 per month. Mr. Harvey resigned as a consultant as of June 1, 2004.

     To facilitate the settlement, Thomas S. Hendricks agreed to transfer to Mr. Harvey a debenture he holds for Cdn$984,000 that Mrs. Harvey assigned to him in 2000. Mr. Hendricks has executed the assignment of this debenture and has delivered both the original debenture and the assignment to Calais to hold pending Mrs. Harvey’s acceptance of that debenture in a manner that complies with applicable securities laws. To date, Mrs. Harvey has refused to return to Calais documents that Calais believes is necessary to show compliance with securities laws, and Mrs. Harvey has not proposed any alternative procedure. Consequently the debenture is still registered in Mr. Hendricks’ name and will remain so registered until Mrs. Harvey provides Calais with sufficient evidence of compliance with applicable securities laws.

     In addition, Calais, Mr. Harvey, and his related entities entered into mutual releases. Calais has previously announced that it does not intend to expend any significant exploration dollars on the Manhattan prospect until such time as it has received further assurances as to title.

     At the present time, we have no evidence that Mr. Harvey or his related entities have complied with their obligations under the settlement agreement (other than tendering certain assignments to Calais of certain portions of the Manhattan project), or that they have commenced doing the work necessary to deliver marketable title to the Manhattan project, both as required by the settlement agreement.

Interests of Experts and Counsel

     John Henderson, Esq., a partner of the law firm Vranesh & Raisch, LLP, was a 4.515% owner of HMC at the time Calais acquired the Consolidated Caribou-Cross-Comstock-Pandora district mine area from HMC. As a result, he owns 4.515% of the net smelter royalty (ranging from 0.5% to 2.0%) that HMC retained in the transaction. Vranesh & Raisch, LLP continues to serve as legal counsel to Calais and Vranesh & Raisch, LLP bills Calais for its legal services and expenses advanced at its normal hourly rates.

     None of the other experts or legal counsel to Calais have engaged in related party transactions with Calais.

Corporate Loans to Officers

     Calais has not made any loans to corporate officers or directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits Pursuant to Item 601 of Regulation S-B:

Exhibit
Number	Title
3.01a	Memorandum

3.02a	Articles of Incorporation

3.03a	Special Resolution filed March 19, 1992

10.01a	Loan agreement dated August 1, 2003 with accredited investors

10.02a	Mutual Release effective July 18, 2000, between Marlowe Harvey, Aarvark Agencies, Inc., Calais Resources Colorado, Inc., Calais Resources, Inc., on the one part, and Thomas S. Hendricks

10.03a	Form of convertible debentures

10.04a	Purchase Option Agreement dated February 28, 2003 by and between Calais Resources, Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc.

10.05a
Grant of Royalty Interest For Fixed Term, Modification of Prior Royalty Grants and Assignment of Royalty Buyout Rights Under Prior Grants dated March 1998 by Calais Resources Colorado, Inc. in favor of Thomas S. Hendricks, Marjorie J. Hendricks, and John R. Henderson.

10.06a	Right to Redeem and Re-Acquire Agreement dated March 26, 1999 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc.

10.07a	Right to Redeem and Re-Acquire Agreement dated July 20, 2000 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc.

Exhibit
Number	Title

10.08a
Grant of Royalty Interest For Fixed Term by Calais Resources Colorado, Inc. and Aardvark Agencies, Inc. dated July 2000 by Calais Resources Colorado, Inc. in favor of Thomas S. Hendricks, Marjorie J. Hendricks, and John R. Henderson

10.09a	Employment Agreement with Matthew C. Witt

10.10b	Settlement Agreement and General Mutual Releases between Calais Resources, Inc., Marlowe Harvey, and others, dated March 8, 2004

10.11b	Purchase Option Agreement between Calais Resources, Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc., dated February 28, 2003

10.12b	Extension of Purchase Option Agreement and Partial Acknowledgement of Performance, dated January 31, 2004, relating to Exhibit 10.11

21a	List of subsidiaries.

31.1+	Certification pursuant to Rule 13a-14(a)

31.2+	Certification pursuant to Rule 13a-14(a)

32+	Certification pursuant to 18 U.S.C. §1350

+	Filed herewith.

a	Incorporated by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended.

b.	Incorporated by reference from exhibits filed with quarterly report on Form 10-QSB for the quarter ended February 29, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(a) Audit Fees.

     Our principal accountant, KPMG LLP, billed us aggregate fees in the amount of approximately Cdn$96,000 for the fiscal year ended May 31, 2004 and approximately Cdn$25,000 for the fiscal year ended May 31, 2003. These amounts were billed for professional services that KPMG LLP provided for the audit of our annual financial statements, review of the financial statements included in our report on Form 20-F, review of the financial information contained in our filings made pursuant to Canadian regulatory requirements, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(b) Audit-Related Fees.

     KPMG LLP billed us no fees for the fiscal years ended May 31, 2004 and 2003 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements.

(c) Tax Fees.

     KPMG LLP billed us aggregate fees in the amount of approximately Cdn$10,000 for the fiscal year ended May 31, 2004 and approximately Cdn$7,000 for the fiscal year ended May 31, 2003, for tax compliance, tax advice, and tax planning.

(d) All Other Fees.

     KPMG LLP billed us no fees for the fiscal years ended May 31, 2004 and 2003 for other fees.

(e) Audit Committee’s Pre-Approval Practice

     Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee does not have a charter and consequently has not adopted a formal pre-approval policy. The audit committee has pre-approved KPMG’s audit and audit-related services for fiscal 2005.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

	Percentage of total fees paid to KPMG
	Fiscal Year 2003	Fiscal Year 2004
Audit fees	78.2	90.6
Audit-related fees	0.0	0.0
Tax fees	21.8	9.4
All other fees	0.0	0.0

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     September 13, 2004

CALAIS RESOURCES, INC.,
a Canadian Corporation

By:

/s/ Thomas S. Hendricks

Thomas S. Hendricks, President

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date	Name and Title	Signature
September 13, 2004	Thomas S. Hendricks, President, Chief Executive Officer, and Director	/s/ Thomas S. Hendricks

September 13, 2004	Arthur Daher, Director	/s/ Arthur Daher

September 13, 2004	Melvin Martin, Director	/s/ Melvin Martin

September 13, 2004	Matthew Witt, Chief and Principal Financial Officer	/s/ Matthew Witt

Consolidated Financial Statements of

CALAIS RESOURCES INC.

Years ended May 31, 2004 and 2003
(In Canadian dollars)

MANAGEMENT’S STATEMENT OF RESPONSIBILITY

Management of Calais Resources Inc. is responsible for the preparation of the accompanying consolidated financial statements and the preparation of all information in the annual report and for their integrity and objectivity. The consolidated statements have been prepared in accordance with Canadian generally accepted accounting principles and are considered by management to present fairly the financial position and operating results of the Company. The significant accounting policies followed are described in the notes to the consolidated financial statements.

Management has established internal control systems to provide reliable accounting records and safeguard Company assets. The consolidated financial statements have been audited by the independent auditors KPMG LLP, Chartered Accountants, whose report outlines the scope of their examination and their opinion on the consolidated financial statements.

The Company’s independent auditors have full rights to meet separately with the Audit Committee to discuss the results of their examination.

The Audit Committee of the Company reports their finding to the Board of Directors for its consideration in approving the financial statements for issuance.

/s/ Thomas S. Hendricks
Director, Calais Resources Inc.
Denver, Colorado

September 9, 2004

AUDITORS’ REPORT TO THE DIRECTORS

We have audited the consolidated balance sheets of Calais Resources Inc. as at May 31, 2004 and 2003 and the consolidated statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with Canadian generally accepted auditing standards and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the two year period ended May 31, 2004 in accordance with Canadian generally accepted accounting principles.

/s/ KPMG LLP
Chartered Accountants

Chilliwack, British Columbia

September 9, 2004

COMMENTS BY AUDITOR FOR U.S. READERS ON CANADA-U.S. REPORTING DIFFERENCE

In the United States, reporting standards require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements. Our report to the directors dated September 9, 2004 is expressed in accordance with Canadian reporting standards which does not permit a reference to such events and conditions in the auditors’ report when these are adequately disclosed in the financial statements.

/s/ KPMG LLP
Chartered Accountants

Chilliwack, Canada

September 9, 2004

CALAIS RESOURCES INC.

Consolidated Balance Sheets
Expressed in Canadian Dollars

May 31, 2004 and 2003

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$606,461	$—
Prepaid financing fees (Note 3)	1,066,508	—
Assets held for sale	—	283,301
Prepaid expenses and deposits	39,350	—

	1,712,319	283,301
Deferred and prepaid financing fees (Note 3)	3,663,713	—
Capital assets (Note 4)	366,853	94,846
Mineral interests (Note 5)	14,744,680	13,206,552

	$20,487,565	$13,584,699

Liabilities and Shareholders’ Equity
Current liabilities:
Bank overdraft	$—	$7,586
Accounts payable and accrued liabilities	793,993	974,816
Note payable	—	95,795
Current portion of long-term debt (Note 6)	13,011	1,642,200
Advances from shareholders, without interest or fixed terms of repayment; unsecured	342,749	697,573

	1,149,753	3,417,970
Long-term debt (Note 6)	6,186,655	—
Debentures (Note 7)	4,649,362	4,624,916
Shareholders’ equity:
Share capital (Note 8)	31,154,036	23,457,480
Deficit	(22,652,241)	(17,915,667)

	8,501,795	5,541,813

Future operations (Note 1)
Contingency (Note 11)
Commitments (Note 14)
Subsequent events (Note 15)	$20,487,565	$13,584,699

On behalf of the Board:

/s/ Thomas S. Hendricks Director

/s/ Art Daher Director

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
Consolidated Statements of Operations and Deficit
Expressed in Canadian Dollars

Years ended May 31, 2004 and 2003

	2004	2003
Revenues	$—	$—
Expenses:
Advertising	35,993	3,846
Amortization	122,419	5,433
Consulting fees	548,203	44,789
Filing fees, licenses, permits	497	1,044
Foreign exchange gain	(162,153)	(249,440)
Gain on settlement of debts	(129,141)	—
Insurance	—	451
Interest and bank charges	3,229,267	624,073
Office and general	65,584	18,314
Professional fees	584,948	99,681
Rent	33,855	13,503
Telephone and internet	34,083	12,750
Transfer agent fees	4,921	3,939
Travel	53,700	2,649
Utilities	—	12,360
Wages and benefits	319,880	—

	4,742,056	593,392

Loss from operations	(4,742,056)	(593,392)
Other income:
Miscellaneous income	4,909	—
Interest income	573	600
Rental income	—	933

	5,482	1,533

Loss for the year	(4,736,574)	(591,859)
Deficit, beginning of year	(17,915,667)	(17,323,808)

Deficit, end of year	$(22,652,241)	$(17,915,667)

Net loss per common share, basic and diluted	$(0.26)	$(0.05)

Weighted average common shares outstanding, basic and diluted	18,309,608	10,812,795

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.

Consolidated Statements of Cash Flows
Expressed in Canadian Dollars
Years ended May 31, 2004 and 2003

	2004	2003
Cash provided by (used in):
Operations:
Loss for the year	$(4,736,574)	$(591,859)
Items not involving cash:
Accretion expense	52,360	51,780
Amortization – capital assets	122,419	5,433
Amortization of deferred and prepaid financing fees	3,364,506	—
Gain on settlement of debts	(129,141)	—
Shares issued for services	520,235	143,234
Warrants issued (cancelled) for services	(205,645)	205,645
Loss on settlement of accounts payable and accrued liabilities with issuance of shares	—	1,911
Foreign exchange gain	(162,153)	(249,440)
Change in non-cash operating working capital:
Restricted cash	—	67,415
Prepaid expenses and deposits	(39,350)	7,612
Accounts payable, accrued liabilities and foreign exchange adjustments	(202,769)	307,499
Note payable	(95,795)	95,795

	(1,511,907)	45,025
Financing:
Bank loan repayment	(1,642,200)	—
Advances from (to) shareholders	(354,824)	129,184
Issue of capital stock	1,096,824	90,021
Interim loan proceeds	700,000	—
Repayment of interim loan	(700,000)	—
Long-term debt proceeds	4,698,421	—
Debenture repayment	(27,914)	—

	3,770,307	219,205
Investments:
Mineral interests	(1,508,218)	(262,030)
Net additions to capital assets	(136,135)	(387)

	(1,644,353)	(262,417)

Increase in cash	614,047	1,813
Bank overdraft, beginning of year	(7,586)	(9,399)

Cash (bank overdraft), end of year	$606,461	$(7,586)

Supplementary cash flow information:
Interest paid	$56,326	$107,790

Income taxes paid	—	—

Interest received	573	600

Non cash transactions:
Shares issued to settle accounts payable and accrued liabilities	$—	$38,800

Shares issued for mineral interest exploration	4,900	82,000

Amortization capitalized to mineral interests	25,010	26,324

Accrued costs capitalized to mineral interests	—	126,327

Shares issued for financing fee	6,280,242	—

Assets held for sale transferred to capital assets	238,301	—

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
Notes to Consolidated Financial Statements
Expressed in Canadian Dollars

Years ended May 31, 2004 and 2003

1.	General and future operations:

Calais Resources Inc. (the “Company”) was incorporated under the laws of the Province of British Columbia on December 30, 1986. The Company is currently in the process of exploring various mineral interests to determine whether these interests contain ore reserves that are economically recoverable. The recoverability of the amounts shown for the mineral interests and related deferred costs is dependent upon the existence of economically recoverable reserves, the ability of the Company to obtain necessary financing to complete their exploration and upon future profitable production.

These consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is doubt about the appropriateness of the use of the going concern assumption because the Company experienced losses in 2004 and 2003 and has experienced negative cash flow from operations over a number of years.

During the year, the Company acquired US $4,500,000 in financing to repay the bank loan, trade creditors and provide operating funds (as described in Note 6(b)). Subsequent to the year end, the Company also arranged further financing of US $241,000 as described in Note 15. The Company is actively pursuing various additional options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No further agreements with potential lenders or investors have been reached yet and there can be no assurance that such agreements will be reached.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond May 31, 2005.

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

(b)	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Significant areas requiring the use of management estimates relate to the determination of the net recoverable value of assets, including the valuation of assets held for resale, asset impairment and provisions for contingencies. Actual results could differ from those estimates.

(c)	Cash equivalents:

Cash equivalents consist of short-term deposits with terms to maturity of ninety days or less when acquired.

(d)	Financial instruments:

The Company’s financial instruments consist of cash, accounts payable, note payable, bank loans, long-term debt and advances from shareholders. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

(e)	Assets held for sale:

Assets held for sale consist of used mining equipment held for sale. Assets held for sale are recorded at the lower of cost or net realizable value.

(f)	Mineral interests:

The Company is engaged in the acquisition and exploration of mineral interests. All acquisition, exploration and related direct overhead expenditures are deferred and will be depleted over the estimated life of the interest. The estimated life of an interest depends on whether the interest contains economically recoverable reserves that can be brought into production. The costs relating to an interest abandoned are written off when the decision to abandon is made.

The total amount recorded for mineral interests and deferred exploration expenditures represents costs incurred to date and does not reflect present or future values.

Proceeds from disposition of mineral interests are normally credited to the capitalized costs with no gain or loss being recognized unless the sale is significant to the capitalized costs. For such significant dispositions, a gain or loss would be recognized.

In March 2000, the Accounting Standards Board of the Canadian Institute of Chartered Accountants (CICA) issued Accounting Guideline No. 11 entitled Enterprises in the Development Stage - (AcG 11). The guideline addresses three distinct issues: (i) capitalization of costs/expenditures, (ii) impairment and (iii) disclosure. Prior to its issuance, development stage entities were exempt from following certain aspects of Canadian GAAP. AcG 11 requires that all companies account for transactions based on the underlying characteristics of the transaction rather than the maturity of the enterprise. In addition, AcG 11 requires disclosure of specific information by development stage companies.

In March 2002, the Emerging Issues Committee of the CICA issued EIC-126 – “Accounting by Mining Enterprises for Exploration Costs” which interprets how AcG 11 affects mining companies with respect to the deferral of exploration costs. EIC-126 refers to CICA Handbook Section 3061 “Property, Plant and Equipment”, paragraph .21, which states that for a mining property, the cost of the asset includes exploration costs if the enterprise considers that such costs have the characteristics of property, plant and equipment. EIC-126 then states that a mining enterprise that has not established mineral reserves objectively, and therefore does not have a basis for preparing a projection of the estimated cash flow from the property is not precluded from considering the exploration costs to have the characteristics of property, plant and equipment. EIC-126 also sets forth the Committee’s consensus that a mining enterprise in the development stage is not required to consider the conditions in AcG 11 regarding impairment in determining whether exploration costs may be initially capitalized. With respect to impairment of capitalized exploration costs, EIC-126 sets forth the Committee’s consensus that a mining enterprise in the development stage that has not established mineral reserves objectively, and therefore does not have a basis for preparing a projection of the estimated cash flow from the property is not obliged to conclude that capitalized costs have been impaired. However, such an enterprise should consider the conditions set forth in AcG 11 and CICA Handbook Section 3061 in determining whether subsequent write-down of capitalized exploration costs related to mining properties is required.

The Company considers that exploration costs have the characteristics of property, plant and equipment, and, accordingly, defers such costs. Furthermore, pursuant to EIC-126, deferred exploration costs would not automatically be subject to regular assessment of recoverability, unless conditions, such as those discussed in AcG 11 exist.

AcG 11 also provides guidance on measuring impairment of pre-operating costs which have been deferred. While this guidance is applicable, the Company does not believe its application will result in impairment.

For Canadian GAAP purposes, the Company capitalizes exploration costs incurred as property, plant and equipment (tangible assets) pursuant to CICA 3061, EIC-126 and related guidance. Due to certain inconsistencies in the CICA Handbook, there are opposing views that exploration costs should be considered to be intangible assets. As intangible assets, they would be amortized over the term of the interest. In the United States, in Abstract 04-2 the Emerging Issues Task Force reached a consensus that such interests are tangible assets. The Emerging Issues Committee in Canada is currently reviewing the application of EITF 04-2 to Canadian GAAP.

(g)	Capital assets and amortization:

Capital assets are recorded at cost and are amortized over the estimated useful life on the declining balance method at rates of 20% to 30% per annum. Amortization related to exploration and mining equipment used in operations is capitalized as a mineral interest cost.

(h)	Foreign currency:

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

(i)	Income taxes:

The Company follows the asset and liability method of accounting for income taxes. Under this method, current taxes are recognized for the estimated income taxes payable for the current period. Future income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as the benefit of losses available to be carried forward to future years for tax purposes. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment or substantive enactment date. A valuation allowance is recorded for future tax assets when it is not more likely than not that such future tax assets will be realized.

(j)	Net loss per share:

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the year. As the Company has a net loss in the years ending May 31, 2004 and 2003, basic and diluted net loss per share are the same.

(k)	Stock-based compensation:

The Company has no formal stock-based compensation plans. Prior to April 1, 2002 the Company applied the settlement method for all stock-based compensation awards. Under the settlement method, no compensation expense is recognized for these plans when stock or stock options are issued to employees. Consideration paid by employees on the exercise of stock options is credited to common shares. For consideration paid to an employee for the repurchase of stock options, the excess of the consideration paid over the carrying amount of the stock option cancelled is charged to retained earnings.

Effective April 1, 2002, the Company adopted new CICA section 3870, “Stock-Based Compensation and Other Stock-Based Payments”. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires the fair value based method of accounting for certain, but not all, stock-based transactions. The standard permits, and the Company has elected, for stock option grants to employees and directors to continue to be accounted for using the settlement method.

2.	Significant accounting policies:

(k)	Stock-based compensation (continued):

The fair value of options granted to employees for the year ended May 31, 2004 was $1.17 (2003 – $0.31) per share.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted is as follows:

	2004	2003
Net loss, as reported	$(4,736,574)	$(591,859)
Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,288,200)	(25,375)

Pro forma loss	$(6,024,774)	$(617,234)

Pro forma loss per share, basic and diluted	$(0.33)	$(0.06)

Stock-based compensation is calculated based upon the following weighted average assumptions:

	2004	2003
Expected life of options	4.7 years	2.0 years
Expected stock price volatility	298%	329%
Expected dividend yield	0%	0%
Risk free interest rate	4.83%	3.55%

3.	Deferred and prepaid financing fees:

	2004	2003
Deferred and prepaid financing fees consist of the following:
Deferred financing fee	$6,280,242	$—
Prepaid interest (Note 6(b))	1,814,485	—

	8,094,727	—
Less: Accumulated amortization	(3,364,506)	—

	4,730,221	—
Less: Current portion	(1,066,508)	—

	$3,663,713	$—

Deferred and prepaid financing fees is being amortized on a straight line basis over two years, the term of the related debt.

4.	Capital assets:

8

	2004	2003
Cost:
Land	$8,215	$8,215
Furniture	16,611	10,947
Computer equipment	49,885	37,494
Automotive equipment	123,043	57,331
Exploration/mining equipment	833,737	498,988
Software	7,567	6,647

	1,039,058	619,622
Accumulated depreciation:
Furniture	9,298	7,783
Computer equipment	35,596	32,378
Automotive equipment	62,616	50,172
Exploration/mining equipment	557,753	428,149
Software	6,942	6,294

	672,205	524,776

Net book value	$366,853	$94,846

Amortization of $25,010 (2003 - $26,324) related to exploration equipment was capitalized to mineral interests during the year.

5.	Mineral interests:

	2004	2003
Nevada U.S.A.	$3,641,243	$3,449,004
Colorado, U.S.A.	10,545,296	9,466,230
Panama, Central America	558,141	291,318

	$14,744,680	$13,206,552

Title to mining interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyancing history characteristics of many mining interests. The Company has investigated title to all of its mineral interests and, to the best of its knowledge, title to all of its interests are in good standing as described below. All of the interests in which the Company owns or has committed to earn an interest are located outside Canada. The Company is therefore relying on title opinions by legal counsel who are basing such opinions on the laws of the respective country.

(a)	Nevada, U.S.A.:

In December 1994, the Company paid US$1,176,000 to a then director for a 51% interest in various properties in Nevada known as the Manhattan project. The Company also agreed to acknowledge any applicable 5% net smelter return royalties on certain claims in that project to the previous director. It appears that the director owned no interest in these properties at that time, although he believes that he had and still has rights to acquire interests in those properties. The Company is attempting to determine title to these properties. In October 2003 we received some title information relating to these properties which consist of 28 patented mining claims and 147 unpatented mining claims. In July 2004, Marlowe and Judy Harvey and their affiliated companies (Argus Resources, Inc., White Cap Mines, Inc., and Moran Holdings, Inc.) conveyed their respective interests in these properties to the Company. Certain of these claims overlie other claims. Based on preliminary research done to date, the claims appear to be owned of record by the Company (as a result of the July 2004 assignments of title) and one or more of the following (collectively the “Manhattan Parties”):

Nevada Manhattan Group, Inc. (formerly know as Nevada Manhattan Mining, Inc., a publicly-held Nevada corporation which appears not to have filed any reports with the Securities and Exchange Commission since April 10, 2000 and is believed to be currently subject to an SEC enforcement action as a result of its failure to file reports); and

An individual named Anthony Selig (Las Vegas, Nevada) and various entities owned by Mr. Selig (the “Selig Entities”).

Based on a preliminary review of the documents, it appears that the company has at best a right to acquire the mineral interests.

The Company entered into an agreement and settlement dated September 7, 2000 with Nevada Manhattan Mining Inc. (“NMMI”) to settle and purchase its interest in the property (the “NMMI Settlement”) in which the Company agreed to make four annual payments of US$75,000. During the term of the agreement the Company has agreed to pay NMMI a 2% net smelter return royalty. The Company can purchase the entire NMMI interest and royalty for US$7.5 million, payable over 30 years. The total amount payable would be reduced by any production royalties paid.

Mr. Selig has denied any obligation to convey any portion of the claims directly to Calais, but has admitted an obligation to convey his interest in claims described in the 1997 agreement between Selig and NMMI to NMMI. Selig is fully aware of the outcome of the Calais/NMMI litigation, and he and his counsel have indicated a willingness to tender the NMMI deed to the District Court in and for Nye County if properly directed to do so. The Company believes that the settlement of the NMMI litigation results in NMMI being obligated to convey its interests in the prospects to Calais, subject to the terms of the Settlement Agreement, including payment of royalties to NMMI from production. The Company is currently unable to locate any person with authority to act for NMMI; management is evaluating the possible invocation of the jurisdiction of the District Court to accept the Selig deed on behalf of the joint venture, and subject to the terms of the recorded Settlement Agreement.

In March 2004, the Company entered into a settlement agreement (the “Harvey Settlement”) by which Mr. Harvey and his related entities agreed to convey all of their interests in the Manhattan project to the Company. The Manhattan Parties also agreed to “convey, help to convey, or cause others to convey the Manhattan project to the Company so that the Company will receive title to the entire right, title and interest” and “ marketable title” (a 100% interest) in the Manhattan project. The Manhattan Parties agreed to complete this by December 31, 2005. The Company agreed to issue 250,000 shares to the Manhattan Parties upon accomplishment of the transference of marketable title, and an additional 2,500,000 shares should the Company’s work on the property establish at least 2,000,000 ounces of Indicated or Measured Mineral Resources as determined by a Qualified Person in accordance with Canadian standards. The Company agreed to perform certain exploration work upon the receipt of marketable title.

The Company has continued to maintain those properties for several years by paying property taxes on the patented mining claims, the assessment work obligations on the unpatented claims and has made the required annual payments to NMMI under the NMMI Settlement agreement.

(b)	Colorado, U.S.A.:

Included in the Colorado interests is a 100% working interest in the Consolidated Caribou-Cross-Comstock-Panadora district mine area which the Company acquired in 1997 for US $4,000,000 in stock, cash and final property payments. After acquisition of 100% working interest the seller retains a 2% net smelter royalty interest in the property. The Company has the right to buy back half of the net smelter royalty (1%) for US $750,000. The seller has not sold any of the issued shares for this acquisition through May 31, 2004. During 2000, the Company acquired 100% ownership of 10 patented claims that are continuations of the historic Boulder County and Cardinal vein systems. The Colorado interests contain a well-documented mineral resource of 424,500 ounces of gold and 11,725,000 ounces of silver.

As a result of agreements entered into in 2000 to provide financing to the Company, Aardvark Agencies, Inc. (“AAI”) owns a portion of the Caribou property. The parties clarified the earlier agreements in March 2004, and as a result the Company may repurchase (through August 31, 2011) by repaying the Cdn$747,728 debenture (included in the debentures described in Note 7) that AAI holds (subject to the holder’s right to convert the debenture into Company common stock in accordance with the terms of the debenture). During the period of time that Aardvark owns the property, the Company may enter upon the property, explore for minerals, use the Aardvark properties as collateral, and produce any minerals found for the Company’s own account. If the Company fails to exercise the option to reacquire the property interest held by AAI by August 31, 2011, the parties have agreed to extend the purchase option an additional ten years if the Company also extends the debenture held by Aardvark during the same period.

(c)	Panama, Central America:

Pursuant to an agreement dated October 6, 2000, the Company received an option to purchase a 40,000 acre mineral concession in an historic gold producing district of Panama with Panama Mining of Golden Cycle of Panama Incorporated (“PMGC”). The Company acquired concessions to 61,000 acres in the eastern Veraguas district of Panama in 2001 through a five-year lease agreement with PMGC and a related company, Golden Cycle of Panama, Inc. (“GCP”). The prior agreements were cancelled in a new agreement the Company entered into on February 28, 2003 entitled a “Purchase Option Agreement.” As consideration for the Purchase Option Agreement, the Company paid the following:

- 200,000 shares of stock issued to the two owners of PMGC and GCP (including 100,000 shares initially issued in 2000),

- US$10,000 paid to the two owners; and

- assumed US$15,750 of the seller’s payables to third parties.

The Company is committed to perform certain work on the properties. As a result of an extension agreement entered into on January 31, 2004, the Company has an obligation to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. The Company also hired a shareholder of the sellers, Herbert Hendricks, to oversee the project, and has been paying him US$3,500 per month to do so. Herbert Hendricks is the brother of our president, Thomas Hendricks, but they do not share the same home, they make independent business decisions, and are not otherwise affiliated.

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

In the Purchase Option Agreement, the Company agreed to keep all properties in good and clean standing, to pay all taxes, and to comply with other governmental requirements. In the extension agreement, the sellers warranted that they had taken all necessary steps to properly register, document or record the Purchase Option Agreement and that they will take such steps with respect to the extension. If the Company defaults on its obligations, the Purchase Option Agreement gives the sellers the right to provide 30 days notice of the Company’s right to cure the default and, if the Company fails to cure the default or contests the default, the agreement will be terminated.

6.	Long-term debt:

The loan balances are as follows:

	2004	2003
Peak National Bank, US $1,200,000 loan (a)	$—	$1,642,200
Broadway Mortgage LLC, US $4,500,000 mortgage (b)	6,135,300	—
Finance contracts (c)	64,366	—

	6,199,666	1,642,200
Less: current portion	(13,011)	(1,642,200)

	$6,186,655	$—

Principal payments due on long-term debt over the next five years is approximately as follows:

2005	$13,000
2006	6,149,000
2007	15,000
2008	15,000
2009	8,000

(a)	Peak National Bank:

Loan payable with interest only payments at 10.5% per annum. Principal of US $1,200,000 due in full on December 16, 2002; secured by deed of trust over mineral properties. At May 31, 2003 the Company was in default with respect to this loan and, as a result, the bank had the option to increase the interest rate on the loan to 24% per annum.

During the 2004 fiscal year, the Company reached an agreement with the bank, and paid all arrears interest and a US $120,000 principal repayment. As a result of this payment the due date of the loan was extended to December 16, 2003 and the bank waived it’s right to the 24% interest rate.

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

The net cash proceeds of US $3,339,000 were used as follows:

Repayment of remaining bank loan (Note 6(a))	$US	1,080,000
Repayment of interim mortgage (Note 10)		588,000
Repayment of trade payables		700,000
Working capital		876,000
Financing costs		95,000

	$US	3,339,000

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

(c)	Finance Contracts:

Finance contracts payable in monthly instalments of US $971 plus interest at 4.48% to 5.75%; secured by specific equipment.

7. Debentures:

	2004	2003
Debentures payable, without interest, due May 2011, convertible to common shares at an conversion price of $1.23 per share at holders discretion; unsecured	$5,069,191	$5,097,105
Less: Cumulative accretion remaining	(419,829)	(472,189)

	$4,649,362	$4,624,916

Accretion expense to the face value of the debt of $52,360 (2003 - $51,780) has been included in interest and bank charges for the year.

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

8.	Share capital:

(a)	Authorized: 100,000,000 Common shares without par value

(b)	Issued and outstanding shares:

	Number
	of shares	Amount
Balance, May 31, 2002	10,676,718	$22,897,780
Issued to settle debt	67,500	38,800
Issued for cash	62,500	78,771
Issued on exercise of options	25,000	11,250
Issued for services	261,667	143,234
Issued for acquisition of mineral interests	100,000	82,000
Warrants issued for services	—	205,645

Balance, May 31, 2003	11,193,385	23,457,480
Issued for financing fee (Note 6(b))	8,181,818	6,280,242
Issued for services	245,750	558,515
Issued for cash	205,000	289,191
Issued for acquisition of mineral interests	2,000	4,900
Issued on exercise of warrants	62,500	69,785
Issued on exercise of options	340,000	153,000
Cancelled shares previously issued for services	(87,000)	(38,280)
Cancelled warrants previously issued for services	—	(205,645)
Share subscription (i)	—	584,848

Balance, May 31, 2004	20,143,453	$31,154,036

(i)	During the year the Company received $584,848 for subscription of shares as part of a subscription agreement. The share subscription has been approved by the Company and the participants; however, the Company has not yet received all of the signed documentation relating to this transaction. Upon receipt of the signed documentation, the following transactions are expected to be completed in accordance with the terms of subscription agreement:

a)	the Company will issue 586,666 shares in satisfaction of the $584,848 proceeds received

b)	the Company will issue 100,000 shares and 100,000 warrants for additional cash consideration of US$75,000 that was received on June 16, 2004.

c)	the holders of US$1,560,000 of long-term debt described in note 6(b) have agreed to convert that debt to 2,080,000 shares and the debt holder will also allow US$117,390 in prepaid interest to be refunded to the Company. The Company, as part of the transaction, will issue 4,160,000 warrants exercisable at US$1.25 to US $1.75 per warrant.

d)	the Company will also issue a further 1,732,462 warrants to buy stock in the shares of the Company at prices ranging from US$0.75 to US$3.00.

Included in issued and outstanding capital stock are 150,000 contingently cancelable shares that are held in escrow and may not be traded without regulatory approval and 1,500,000 shares held in escrow to repay bank loans (Note 6(b)).

During the year, the Company settled an advisory services agreement with a financial consulting firm and cancelled 87,000 shares and 486,303 warrants that had previously been issued for the services.

(c)	Stock options:

		Weighted average
		exercise price
Date	Number	per share
Issued and outstanding, May 31, 2002	1,025,250	$0.47
Issued in the year	82,500	1.26
Issued in the year	15,000	0.45
Exercised in the year	(25,000)	(0.45)
Expired in the year	(116,250)	(0.45)

Issued and outstanding, May 31, 2003	981,500	CDN 0.54
Exercised in the year	(340,000)	CDN (0.45)
Expired in the year	(509,000)	CDN (0.49)
Issued in the year
- to a director	100,000	US 0.32
- to an employee	500,000	US 3.00
- to an employee	500,000	US 5.00

Balance, May 31, 2004	1,232,500	$ CDN 4.48

Options outstanding at May 31, 2004 are as follows:

				Weighted average
		Exercise price		remaining
	Number	per share	Expiry date	contractual life
Director options	82,500	$CDN 1.26	November 2004	0.5 years
Director options	50,000	$CDN 0.45	August 2005	1.3 years
Director options	100,000	$US 0.32	August 2008	4.3 years
Employee options	500,000	$US 3.00	August 2013	9.3 years
Employee options	500,000	$US 5.00	August 2013	9.3 years

	1,232,500			8.0 years

All outstanding options are exercisable when issued.

Subsequent to year-end, an additional 3,000,000 options were issued to a director within exercise price of $US0.85 and expire on July 8, 2014.

(d)	Warrants:

		Weighted average
		exercise price
	Number	per share
Issued and outstanding, May 31, 2002	—		$—
Issued in the year for services	548,803	US	0.81
Issued and outstanding, May 31, 2003	548,803	US	0.81
Exercised in the year	(62,500)	US	(0.80)
Cancelled in the year (Note 8(b))	(486,303)	US	(0.81)
Issued in the year	255,000	US	1.60

Balance, May 31, 2004	255,000	US$	1.60

Warrants outstanding at May 31, 2004 are as follows:

	Exercise		Weighted
	price per	Expiry	average remaining
Number	warrant	date	contractual life
80,000	US $1.50(i)	October 2005	1.4 years
75,000	US $1.50(ii)	April 2006	1.9 years
50,000	US $1.50	April 2005	0.9 years
50,000	US $2.00	April 2006	1.9 years

255,000			1.6 years

(i)	In accordance with the warrant agreement, the exercise price increases to US $2.00 per share if warrants are not exercised before November 1, 2004.

(ii)	In accordance with the warrant agreement, the exercise price increases to US $2.00 per share if warrants are not exercised before April 6, 2005.

9.	Income taxes:

The Company has income tax loss carryforwards of approximately $12,610,000 which are available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire as follows:

	Canada	U.S.	Total
2005	$13,000	$—	$13,000
2006	105,000	—	105,000
2007	222,000	—	222,000
2008	150,000	—	150,000
2009	259,000	—	259,000
2010	210,000	—	210,000
2011	120,000	—	120,000
2018	—	443,000	443,000
2019	—	159,000	159,000
2020	—	75,000	75,000
2021	—	355,000	355,000
2022	—	258,000	258,000
2023	—	716,000	716,000
2024	—	9,525,000	9,525,000

	$1,079,000	$11,531,000	$12,610,000

Significant components of the Company’s future tax assets are shown below. A valuation allowance has been recognized to fully offset the net future tax assets as realization of such net assets is uncertain.

	2004	2003
Future tax assets:
Operating loss carryforwards	$4,446,000	$1,120,000
Valuation allowance for future tax assets	(2,746,000)	(1,109,000)

	1,700,000	11,000
Future tax liabilities:
Deferred and prepaid financing fees	(1,681,000)	—
Capital assets	(19,000)	(11,000)

	(1,700,000)	(11,000)

Net future tax assets	$—	$—

10.	Related party transactions:

During the year, the Company paid, through the issuance of common stock, $460,950 (2003 - $21,400) to directors for various services provided to the Company throughout the year. The Company also paid a director $nil (2003 - $12,000) for office rent.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

During the year a director obtained a personal mortgage in the amount of US $587,680 and lent the funds to the Company in order to assist the Company to meet certain obligations (the “interim loan”). Prepaid interest and fees of US $87,680 were withheld, providing net cash funding of US $500,000 to the Company. The interim loan was repaid by the Company during the period upon receipt of the bank loan proceeds described in Note 6(b).

During the year, as described in Note 5(a), on March 8, 2004, the Company entered into an agreement with the Marlowe and Judy Harvey and their affiliated companies (the “Harvey Parties”) by which the Company and the Harvey Parties resolved a number of issues that have arisen between them some of which have been previously discussed in the Company’s 2003 Form 20-F and other reports. Under the agreement:

-	the Harvey Parties and the Company agreed on a more precise definition of the Company’s right (which expires August 31, 2011) to repurchase the interest of AAI in the Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728 which is included in the debentures in Note 7) and AAI’s right to convert that debenture before it is paid;

-	further defining the Company’s right to borrow against, enter in and upon those properties, construct buildings and mines on those properties, and remove and sell minerals from those properties for the Company’s own account;

-	the Harvey Parties have agreed to assign their interests in the Manhattan project to the Company and completed this agreement in July 2004. In addition, the Harvey Parties also agreed to help to convey, or cause others to convey the Manhattan project to the Company so that the Company will receive title to the entire right, title and interest (a 100% interest) in the Manhattan project (no later than December 31, 2005) from the Manhattan Parties. Upon receipt of marketable title, the Company will pay Argus Resources, Inc. 250,000 shares of the Company’s restricted stock. The Company agreed to undertake certain drilling obligations after receiving good title, and to issue the greater of 5% of the then outstanding or 2,500,000 shares of common stock to Argus Resources, Inc., if the Company identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces.

-	the Harvey Parties agreed to comply with their shareholder filing obligations in the United States and Canada (if any) not later than April 30, 2004. Mr. Harvey has also returned a stock option agreement to the Company which defines the option to acquire 82,500 shares of the Company’s common stock granted to him in November 2002 which he continues to hold. That option expires on November 15, 2004, and has an exercise price of US$0.80 per share (see Note 8(c)).

-	The Company agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$.55.

-	The Company agreed to retain Mr. Harvey as a consultant for one year at US$3,000 per month. Mr. Harvey resigned as a consultant as of June 1, 2004.

In addition, the Company, and the Harvey Parties entered into mutual releases. The Company has previously announced that it does not intend to expend any significant exploration dollars on the Manhattan property until such time as it has received further assurances as to title.

11.	Contingency:

The Company has stopped negotiating with a shareholder and former director of the Company for claims of past wages, salary remuneration and expenses in the approximate amount of US $544,700 ($745,400 Cdn). Included in advances from shareholders is $343,400 Cdn previously provided for this claim. With new documentation received, the company believes this claim is fully without merit and has denied the claim in full. The final outcome of the claim is undeterminable. Accordingly, no additional provision has been recorded. Additional amounts or a reduction the claim, if any, will be recorded in the period the claim is finalized and/or settled.

12.	Segmented information:

The Company operates principally in the mining industry segment.

The Company’s operations are in the following geographical locations:

	2004	2003
Net (income) loss for the year:
Canada	$(37,988)	$468,604
United States	4,641,888	123,255

	$4,603,900	$591,859

Identifiable assets at end of year:
Canada	$288,454	$290,092
United States	20,301,109	13,294,607

	$20,589,563	$13,584,699

13.	Financial instruments:

The Company holds various forms of financial instruments. The nature of these instruments and the Company’s operations expose the Company to foreign currency risk, interest rate risk and industry credit risk.

(a)	Foreign currency risk:

A significant portion of the Company’s operations are located in the United States and the Company manages its exposure to foreign currency fluctuations by maintaining U.S. currency bank accounts and denominates its commitments and contracts in U.S. dollar equivalents.

(b)	Credit risk:

The Company’s receivables are mainly for cost recoveries from related parties. The Company has no significant credit risk as it has the ability to net amounts receivable against accounts payable for services rendered by these parties.

14.	Commitments:

The Company is committed under option and lease agreements to expend on exploration expenditures and property option payments amounts as disclosed in Notes 5 (a), (b), and (c) in the form of cash and/or stock as detailed therein.

15.	Subsequent events:

(a)	On June 16, 2004 the Company received subscription proceeds of US$75,000 for 100,000 shares and 100,000 warrants. The shares and warrants have not yet been issued.

(b)	On July 8, 2004 the Company granted 3,000,000 stock options at $US 0.85 and a deferred cash bonus of US $250,000 to the president of the Company. This transaction will result in compensation expense of approximately US $2,653,000 to be recorded in the first quarter of fiscal 2005.

(c)	In June 2004 the Company received loan proceeds of US $166,000. Interest only at 15% per annum is due on the loan. The loan is due in full on July 31, 2005.

16.	Reconciliation with United States Generally Accepted Accounting Principles:

Generally accepted accounting principles (“GAAP”) and practices in the United States of America (“U.S. GAAP”) differ in certain respects from Canadian GAAP. Differences which may materially affect these consolidated financial statements are:

(a)	Mineral interest exploration expenditures:

Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets” in the U.S. requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is measured, equal to the excess of the carrying amount over the fair value of the assets. A common interpretation of SFAS 144 is that it requires mineral interest exploration costs to be expensed as incurred until commercially minable deposits are determined to exist within a particular property as cash flows cannot be reasonably estimated prior to such determination.

Accordingly, for all periods presented, the Company has expensed exploration costs incurred for U.S. GAAP purposes. Once proved and probable reserves are established, capitalization of related costs would commence. This is significantly different from the accounting policy under Canadian GAAP, as detailed in the mineral interests significant accounting policy note.

Under U.S. GAAP, additional exploration costs for mineral interests that would be written off are as follows:

	2004	2003
Mineral exploration costs	$1,538,128	$496,681

(b)	Stock-based compensation:

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

Compensation expense recognized for employee fixed and variable awards after applying the intrinsic value method and the fair value of non-employee awards for the year ended May 31, 2004 would be $573,575 (2003 - $90,473) under U.S. GAAP.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted under U.S. GAAP is as follows:

	2004	2003
Net loss under U.S. GAAP	$(6,795,917)	$(1,127,233)
Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	573,575	90,473
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,288,200)	(25,375)

Pro forma loss under U.S. GAAP	$(7,510,542)	$(1,062,135)

Pro forma loss per share, basic and diluted	$(0.41)	$(0.10)

Stock-based compensation is calculated based upon the following weighted average assumptions:

	2004	2003
Expected life of options	4.7 years	2.0 years
Expected stock price volatility	298%	329%
Expected dividend yield	0%	0%
Risk free interest rate	4.83%	3.55%

(c)	The Company has 150,000 common shares held in escrow. The release of the shares is contingent on certain performance conditions. Compensation under U.S. GAAP, if any, is recognized when the contingency is resolved and the shares are released from escrow based upon value of the shares as they become releasable. As at May 31, 2004, no shares are releasable from escrow. No similar compensation expense would be recognized under Canadian GAAP. These shares are excluded from earnings per share calculations for both Canadian and U.S. GAAP.

(d)	Fair value conversion option:

Under Canadian GAAP a fair value conversion option is recorded for all convertible debentures. Under U.S. GAAP, a beneficial conversion option is only recorded if the option is in the money at the date of the transaction.

(e)	Under Canadian GAAP, future tax assets and liabilities are recorded at substantially enacted tax rates. Under U.S. GAAP, deferred tax assets and liabilities are recorded at enacted tax rates. Recording Canadian deferred tax assets and liabilities at enacted tax rates would not change recorded net assets or shareholders’ equity under U.S. GAAP.

(f)	The following table presents the consolidated balance sheet, statement of operations and deficit, and cash flows under U.S. GAAP:

Balance Sheet

	2004	2003
Total assets under Canadian GAAP	$20,487,565	$13,584,699
Adjustments to mineral interest exploration expenditures (a)	(14,744,680)	(13,206,552)

Total assets under U.S. GAAP	$5,742,885	$378,147

Total liabilities under Canadian GAAP	$11,985,770	$8,042,886
Fair value conversion option (d)	419,829	472,189

Total liabilities under U.S. GAAP	12,405,599	8,515,075
Share capital, Canadian GAAP	31,154,036	23,457,480
Stock-based compensation (b)	973,044	399,469
Fair value conversion option (d)	(575,173)	(575,173)

Share capital, U.S. GAAP	31,551,907	23,281,776
Accumulated deficit, U.S. GAAP	(38,214,621)	(31,418,704)

Shareholders’ deficiency, U.S. GAAP	(6,662,714)	(8,136,928)

Shareholders’ deficiency and liabilities under U.S. GAAP	$5,742,885	$378,147

Statement of Operations and Deficit

	Cumulative	Year	Year
	from	ended	ended
	Inception to	May 31,	May 31,
	May 31, 2004	2004	2003
Net loss under Canadian GAAP	$(22,652,241)	$(4,736,574)	$(591,859)
Adjustments:
Mineral interest exploration expenditures	(14,744,680)	(1,538,128)	(496,681)
Stock-based compensation	(973,044)	(573,575)	(90,473)
Fair value conversion option	155,344	52,360	51,780

Net loss, being comprehensive loss, under U.S. GAAP	(38,214,621)	(6,795,917)	(1,127,233)
Accumulated opening deficit under U.S. GAAP	—	(31,418,704)	(30,291,471)

Ending deficit, U.S. GAAP	$(38,214,621)	$(38,214,621)	$(31,418,704)

Net loss per share, basic and diluted, U.S. GAAP		$(0.37)	$(0.09)

(g)	Statement of cash flows:

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

	2004	2003
Cash provided by (used in) operations under Canadian GAAP	$(1,511,907)	$45,025
Adjustment for mineral exploration costs	(1,508,218)	(262,030)

Cash used in operations under U.S. GAAP	(3,020,125)	(217,005)
Cash used in investments under Canadian GAAP	(1,644,353)	(262,417)
Adjustment for mineral exploration costs	1,508,218	262,030

Cash used in investments under U.S. GAAP	(136,135)	(387)
Financing activities under Canadian GAAP	3,770,307	219,205
Decrease in bank overdraft	(7,586)	(1,813)

Financing activities under U.S. GAAP	3,762,721	217,392

Increase in cash under Canadian GAAP	614,047	1,831
Additional bank overdraft repayment	(7,586)	(1,831)

Increase in cash under U.S. GAAP	606,461	—
Cash, beginning of year, U.S. GAAP	—	—

Cash, end of year, U.S. GAAP	$606,461	$—

(h)	Development stage enterprise:

The Company meets the definition of a Development stage enterprises under FAS No. 7. The following additional disclosures would be required under U.S. GAAP.

Consolidated statements of operations and deficit (U.S. GAAP)

Cumulative
from inception
Dec 30, 1986 to
May 31, 2004
Operating, exploration and administrative expenses	$(29,740,406)
Loss on disposition of subsidiary	(12,537,072)
Other income	4,062,857

Net loss for the period since inception to May 31, 2004	$(38,214,621)

Consolidated statements of cash flows:

Cumulative
from inception
Dec 30, 1986 to
May 31, 2004
Operating activities	$(13,478,360)
Investing activities	(5,591,032)
Financing activities	19,675,853

Net cash inflows from inception to May 31, 2004	$606,461

Additional shareholders’ equity disclosures required under FAS No. 7 would include:

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance at inception	—	$—
Issued for cash:
December 1986	1	1
January 1987	80,000	100,000
April 1987	150,000	7,500
Net loss for the year under U.S. GAAP	—	—	$(108,647)

Balance, May 31, 1987	230,001	107,501	(108,647)
Issued for cash:
September 1987	11,600	14,500
March 1988	100,000	150,000
Net loss for the year under U.S. GAAP	—	—	(42,412)

Balance, May 31, 1988	341,601	272,001	(151,059)
Issued for cash:
August 1988	31,000	54,250
Issued upon exercise of warrants:
August 1988	20,000	40,000
March 1989	5,000	10,000
Net loss for the year under U.S. GAAP	—	—	(185,968)

Balance, May 31, 1989	397,601	376,251	(337,027)
Issued for cash:
July 1989	40,000	136,000
Issued upon exercise of options:
August 1989	20,000	75,000
Net loss for the year under U.S. GAAP	—	—	(54,515)

Balance, May 31, 1990	457,601	587,251	391,542
Acquisition of Cineonix Limited:
July 1989	1,000,000	750,000
Issued for finder’s fee	30,000	90,000
Net loss for the year under U.S. GAAP	—	—	(1,179,904)

Balance, May 31, 1991	1,487,601	1,427,251	(1,571,446)
Issued for mineral interests:
April 1992	50,000	20,000
Net loss for the year under U.S. GAAP	—	—	(71,702)

Balance, May 31, 1992	1,537,601	1,447,251	(1,643,148)
Issued for cash:
July 1992	1,000,000	150,000
March 1993	600,000	132,000
Issued for debt settlement:
August 1992	115,468	23,094
Issued for finder’s fee	30,000	26,100
Net loss for the year under U.S. GAAP	—	—	(118,136)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 1993	3,283,069	$1,778,445	$(1,761,284)
Issued for mineral interests Oct. 1993	50,000	30,500
Issued for exercise of warrants:
June 1993	1,000,000	150,000
September 1993	145,000	31,900
Issued for cash:
January 1994	170,000	102,000
Net loss for the year under U.S. GAAP	—	—	(329,175)

Balance, May 31, 1994	4,648,069	2,092,845	(2,090,459)
Issued for cash:
November 1994	200,000	150,000
Issued for exercise of warrants:
October 1994	205,000	55,000
December 1994	40,000	10,400
January 1995	215,000	55,900
May 1995	3,000	2,250
Cancellation of shares	(905,209)	(1)
Net loss for the year under U.S. GAAP	—	—	(661,833)

Balance, May 31, 1995	4,405,860	2,366,394	(2,752,292)
Issued for cash:
June 1995	700,000	700,000
December 1995	209,200	796,142
April 1996	285,750	1,091,565
May 1996	359,300	1,372,526
Issued for mineral interests:
June 1995	100,000	300,000
Issued upon exercise of warrants:
June 1995	81,500	61,125
August 1995	141,500	97,635
September 1995	8,000	6,800
October 1995	73,500	66,215
November 1995	300,000	300,000
April 1996	43,500	36,975
May 1996	36,500	31,025
Issued for finder’s fee:
May 1996	4,364	—
Net loss for the year under U.S. GAAP	—	—	(2,149,041)

Balance, May 31, 1996	6,748,974	7,226,402	(4,901,333)
Issued for cash:
September 1996	199,820	2,038,163
Issued for finder’s fee:
September 1996	5,962	—
Issued upon exercise of options:
August 1996	10,000	13,000
September 1996	3,000	3,900
December 1996	1,000	1,300
January 1997	1,000	1,300
February 1997	7,000	16,520
March 1997	500	650
April 1997	75,900	98,670
May 1997	81,000	105,300
Issued upon exercise of warrants:
June 1996	27,500	23,375
February 1997	285,750	1,428,750
March 1997	222,700	1,113,500
Net loss for the year under U.S. GAAP	—	—	(2,928,560)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 1997	7,670,106	12,070,830	(7,829,893)
Issued for October 1997	537,200	2,686,000
Issued upon exercise of options:
July 1997	1,400	1,820
August 1997	1,000	1,300
September 1997	7,000	9,100
October 1997	39,562	61,823
May 1998	207,000	60,030
Issued for mineral interests:
February 1998	11,250	97,538
March 1998	619,000	3,683,050
Net loss for the year under U.S. GAAP	—	—	(10,779,708)

Balance, May 31, 1998	9,093,518	18,671,491	(18,609,601)
Returned to Treasury:
July 1998	(22,039)	—
Issued upon exercise of options:
March 1999	25,000	33,500
Issued for debt settlement:
January 1999	180,125	270,188
Issued for mineral interests:
November 1998	80,364	478,166
March 1999	288,750	2,503,462
March 1999	10,000	59,500
Net loss for the year under U.S. GAAP	—	—	(7,158,555)

Balance, May 31, 1999	9,655,718	22,016,307	(25,768,156)
Net loss for the year under U.S. GAAP	—	—	(2,275,487)

Balance, May 31, 2000	9,655,718	22,016,307	(28,043,643)
Issued under settlement of services:
August 2000	100,000	45,000
Issued under exercise of options:
January 2001	100,000	15,000
Stock-based compensation	—	183,079
Net loss for the year under U.S. GAAP	—	—	(1,063,927)

Balance, May 31, 2001	9,855,718	22,259,386	(29,107,570)
Issued for debt settlement:
October 2001	250,000	75,000
Issued under settlement of services:
October 2001	471,000	141,300
Issued for mineral interests:
October 2001	100,000	30,000
Stock-based compensation	—	125,917
Net loss for the year under U.S. GAAP	—	—	(1,183,901)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 2002	10,676,718	22,631,603	(30,291,471)
Issued for debt settlement:
June 2002 and August 2002	67,500	38,800
Issued under settlement of services:
October 2002 and January 2003	261,667	143,234
Issued for mineral interests:
February 2003	100,000	82,000
Issued under exercise of options:
January 2003	25,000	11,250
Issued for cash October 2002	62,500	78,771
Warrants issued under settlement of services:
October 2002	—	205,645
Stock based compensation	—	90,473
Net loss for the year under U.S. GAAP	—	—	(1,127,233)

Balance, May 31, 2003	11,193,385	$23,281,776	$(31,418,704)
Issued under exercise of warrants:
August 2003	62,500	69,785
Issued under exercise of options:
July 2003, August 2003, October 2003 and January 2004	340,000	153,000
Issued for financing:
August 2003	8,181,818	6,280,242
Issued for services:
November 2003 and December 2003	245,750	558,515
Issued for cash	80,000	124,741
November 2003	80,000	124,741
April 2004	125,000	164,450
Subscription received	—	584,848
Issued for mineral properties:
December 2003	2,000	4,900
Cancelled shares previously issued for services:
January 2004	(87,000)	(38,280)
Cancelled warrants previously issued for services	—	(205,645)
Stock based compensation	—	573,575
Net loss for the period under U.S. GAAP	—	—	(6,795,917)

Balance, May 31, 2004	20,143,453	$31,551,907	$(38,214,621)

All of the above transactions have been included on a post-consolidation basis.

EXHIBIT INDEX

Exhibit
Number	Title
3.01a	Memorandum

3.02a	Articles of Incorporation

3.03a	Special Resolution filed March 19, 1992

10.01a	Loan agreement dated August 1, 2003 with accredited investors

10.02a	Mutual Release effective July 18, 2000, between Marlowe Harvey, Aarvark Agencies, Inc., Calais Resources Colorado, Inc., Calais Resources, Inc., on the one part, and Thomas S. Hendricks

10.03a	Form of convertible debentures

10.04a	Purchase Option Agreement dated February 28, 2003 by and between Calais Resources, Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc.

10.05a
Grant of Royalty Interest For Fixed Term, Modification of Prior Royalty Grants and Assignment of Royalty Buyout Rights Under Prior Grants dated March 1998 by Calais Resources Colorado, Inc. in favor of Thomas S. Hendricks, Marjorie J. Hendricks, and John R. Henderson.

10.06a	Right to Redeem and Re-Acquire Agreement dated March 26, 1999 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc.

10.07a	Right to Redeem and Re-Acquire Agreement dated July 20, 2000 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc.

10.08a
Grant of Royalty Interest For Fixed Term by Calais Resources Colorado, Inc. and Aardvark Agencies, Inc. dated July 2000 by Calais Resources Colorado, Inc. in favor of Thomas S. Hendricks, Marjorie J. Hendricks, and John R. Henderson

10.09a	Employment Agreement with Matthew C. Witt

10.10b	Settlement Agreement and General Mutual Releases between Calais Resources, Inc., Marlowe Harvey, and others, dated March 8, 2004

10.11b	Purchase Option Agreement between Calais Resources, Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc., dated February 28, 2003

10.12b	Extension of Purchase Option Agreement and Partial Acknowledgement of Performance, dated January 31, 2004, relating to Exhibit 10.11

21a	List of subsidiaries.

31.1+	Certification pursuant to Rule 13a-14(a)

31.2+	Certification pursuant to Rule 13a-14(a)

32+	Certification pursuant to 18 U.S.C. §1350

+	Filed herewith.

a	Incorporated by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended.

b.	Incorporated by reference from exhibits filed with quarterly report on Form 10-QSB for the quarter ended February 29, 2004