Form 10QSB
period 2004-08-31
CALAIS RESOURCES INC
filed 2004-10-15
CIK 1044650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

     ☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

          For the quarterly period ended August 31, 2004

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

Yes ☒  No ☐

The number of shares outstanding of the registrant’s Common Stock, no par value, was 20,143,453 at August 31, 2004.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

Calais Resources, Inc.

FORM 10-QSB

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

     The following table sets forth the range of high and low rates of exchange for the Canadian Dollar to the U.S. Dollar for each month in the current fiscal year ended May 31, 2005.

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

Month ended	High	Low
September 30, 2004	$1.30	$1.26
August 31, 2004	$1.33	$1.30
July 31, 2004	$1.33	$1.31
June 30, 2004	$1.38	$1.34
May 31, 2004	$1.40	$1.36
April 30, 2004	$1.37	$1.31
March 31, 2004	$1.35	$1.31
February 29, 2004	$1.34	$1.31
January 31, 2004	$1.33	$1.27

Year ended May 31	Average	High	Low
2004	$1.34	$1.41	$1.25
2003	$1.46	$1.59	$1.33
2002	$1.57	$1.60	$1.52
2001	$1.52	$1.58	$1.47
2000	$1.47	$1.51	$1.44
1999	$1.51	$1.58	$1.45

Item 1: Interim Consolidated Financial Statements

See financial statements immediately following the signature page which are, by this reference, incorporated herein.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this Report on Form 10-QSB (including in this management’s discussion and analysis and elsewhere herein) that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions or strategies regarding the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting our business. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, the factors discussed in our annual report on Form 10-KSB for the year ended May 31, 2004 under ITEM #3, “Key Information, Risk Factors” and factors described in documents that we may furnish from time to time to the Securities and Exchange Commission.

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

General Discussion

     Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles as applied in Canada. There are several differences in determining expenses and net loss between Canadian GAAP and US GAAP. Revenues remain the same at nil under both Canadian and US GAAP. The information as at August 31, 2004 and for the three months ended August 31, 2004 and 2003 is as follows:

	US GAAP, three mos ended Aug. 31				Cdn GAAP, three mos ended Aug. 31
	2004		2003		2004		2003
Revenues	Cdn$	—	Cdn$	—	Cdn$	—	Cdn$	—
Net Loss	Cdn$	(1,712,821)	Cdn$	(1,940,381)	Cdn$	(4,680,906)	Cdn$	(445,266)
Net Loss per share	Cdn$	(0.09)	Cdn$	(0.16)	Cdn$	(0.23)	Cdn$	(0.04)

	US GAAP, as at				Cdn GAAP, as at
	August 31, 2004		May 31, 2004		August 31, 2004		May 31, 2004
Total Assets	Cdn$	4,150,957	Cdn$	5,742,885	Cdn$	19,105,148	Cdn$	20,487,565
Total Liabilities	Cdn$	12,423,194	Cdn$	12,405,599	Cdn$	12,016,603	Cdn$	11,985,770
Shareholders’ Equity (Deficit)	Cdn$	(8,272,237)	Cdn$	(6,662,714)	Cdn$	7,088,545	Cdn$	8,501,795

  The primary reasons for the difference in loss under US GAAP over Canadian GAAP are the following:

•	exploration expenditures are capitalized under Canadian GAAP, but expensed under US GAAP. This resulted in expenses under US GAAP (but not under Canadian GAAP) of Cdn$209,511 during the first three months of fiscal 2005 as compared to expenses of Cdn$357,370 in the same period of fiscal 2004.

•	stock based compensation to employees for variable plans (initiated prior to 2002)are recognized under US GAAP, but not under Canadian GAAP. This resulted in an expense under US GAAP (but not under Canadian GAAP) of Cdn$nil during the first three months of fiscal 2005 as compared to stock-based compensation expenses of Cdn$1,150,835 under U.S. GAAP in the same period of fiscal 2004.

•	Stock based compensation to employees under fixed plans are recognized under Canadian GAAP, but not US GAAP, effective with the quarter ended August 31, 2004. This resulted in an expense under Canadian GAAP of $3,164,358 in the quarter ended August 31, 2004 as compared to no expense under US GAAP.

•	the fair value of the debenture conversion option is being expensed under Canadian GAAP while no expense for beneficial conversion option is recognized under US GAAP. This resulted in expenses under Canadian GAAP (but not under US GAAP) of Cdn$13,238 during the first three months of fiscal 2005 as compared to expenses of Cdn$13,090 in the same period of fiscal 2004.

     These differences are explained in much greater detail in note 12 to the consolidated financial statements included in this report.

Summary

     We are in the business of acquiring and exploring properties potentially valuable for precious metals such as gold and silver, with the aim of bringing them to a stage where they can be exploited for a profit. At that stage, our operations would to some extent be dependent on the world market prices of any mineral produced. We do not have any mineral interests with mineral reserves (as that term is defined under SEC Guide 7 for use in the United States) or with any production of minerals. Operations on the properties in which we hold mineral interests are exploratory searches for commercially producible deposits. We are dependent on investment capital and loans to finance our activities. As noted in more detail below, our working capital decreased since during the last three months of our fiscal year ended May 31, 2004, and has continued to decrease from Cdn$562,566 at May 31, 2004 to a working capital deficit of Cdn$(6,183,661) at August 31, 2004. Working capital decreased as a result of our expenditure of cash flow from operations and would have been a deficit in any event; however, our working capital decreased by approximately Cdn$5.9 million as a result of reclassifying the Broadway mortgage (which is due July 31, 2005) from long-term debt to a current liability. We cannot offer any assurance that we will be able to obtain the necessary financing to continue our operations or to repay our debt when it is due.

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

	Three Months Ended August 31,
	2004	2003	2004	2003
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Operating revenues	0	0	0	0
Operating expenses	1,712,821	1,940,633	4,680,906	445,518
Other income	—	252	—	252
Net loss	1,712,821	1,940,381	4,680,906	445,266
Net loss per share	(0.09)	(0.16)	(0.23)	(0.04)
Weighted avg shares	20,143,453	11,909,724	20,143,543	11,909,724

Revenues

     We have not received any operating revenues and we do not expect to receive any operating revenues until, if ever, we produce minerals for sale from any of our properties or we enter into business arrangements with third parties by which those third parties pay us a management or other fee. At the present time we are not anticipating any mineral production during the remaining months of our 2005 fiscal year (which ends May 31, 2005) or any other operating revenues. We have not determined whether we will be able to commence mineral production during our 2006 fiscal year or receive any operating revenues during that period from our Caribou Colorado property mineral interests or our mineral interests in Nevada. We have determined not to commence a small placer operation on our Panama prospect. We have completed negotiations of the new agreements for our Panama prospect. The restated agreement provides for Calais to abandon the placer prospect and to retain the lode prospect, and to require certain expenditures and activities with respect to the lode prospect.

     We have received a nominal amount of revenues from funds on deposit (interest) and foreign currency gains (or losses) which result from changes in the exchange rate between the Canadian dollar and the United States dollar. These sources of revenues have not in the past been significant, and we do not expect them to be significant in the future.

Operating Expenses

     Our operating expenses increased during the three months ended August 31, 2004 as compared to the same period of the previous year. The principal reason for the increase in expenses derived from the fact that we increased our operations as a result of funds made available to us in August 2003.

     During the three months ended August 31, 2004, our most significant expense increase was wages and benefits which increased by Cdn$3,630,533 to Cdn$3,637,755. This increase includes a bonus paid during the first quarter to our president in the total amount of Cdn$3,493,533, of which Cdn$3,164,358 was stock based compensation and the balance was a deferred cash bonus represented by a convertible debenture.

     In addition, bank charges and interest also increased almost three times, from Cdn$400,802 during the quarter ended August 31, 2003, to Cdn$1,037,306 for the quarter ended August 31, 2004. The principal reason for the cost increase during the current fiscal year is that the period includes three months amortization of interest from the Broadway loan (incurred on August 1, 2003), as compared to only one month’s interest in the same period of the prior fiscal year. The Broadway loan consisted of US$4,500,000 provided by Broadway Mortgage (previously an unaffiliated person). As consideration for the loan, Calais issued 8,181,818 shares to Broadway as a loan origination fee which was valued by Calais at US$0.55 per share, based on the market price of the Company’s common stock at the time of the agreement, for a total loan origination fee of US$4,500,000. The loan origination fee is being amortized over the 24 month term of the loan, reflecting monthly interest and bank charges of US$187,500 per month that was not present during the first two months of the prior period.

     For US GAAP purposes, a significant contributor to our net losses were our mineral interest exploration expenditures of Cdn$209,511 during the three months ended August 31, 2004, as compared to Cdn$357,370 during the same period of the prior year. We have used our funds to explore our mineral projects and increase the information available about the mineralization, especially the Caribou interests in Colorado. We anticipate continuing to spend funds on exploration work to the extent we have sufficient capital to do so. These expenses are capitalized for purposes of Canadian GAAP but not for the purposes of US GAAP.

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

	As at
	8/31/2004	5/31/2004	8/31/2004	5/31/2004
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Total assets	4,150,957	5,742,885	19,105,148	20,487,565
Total liabilities	12,423,194	12,405,599	12,106,603	11,985,770
Working capital (deficit)	(6,183,661)	562,566	(6,183,661)	562,566
Shareholders’ Equity (Deficit)	(8,272,237)	(6,662,714)	7,088,545	8,501,795

	For the three months ended August 31,
	2004	2003	2004	2003
	US GAAP, Cdn$		Canadian GAAP, Cdn$
Cash flow provided by (used in)
Operations	(877,797)	(1,244,466)	(675,388)	(887,096)
Financing	320,488	2,741,067	320,488	2,748,653
Investing	(965)	(11,305)	(203,374)	(368,675)
Increase (decrease) in cash during period	(558,274)	1,485,882	(558,274)	1,492,296

Working Capital

     At August 31, 2004, our working capital (current assets less current liabilities) was significantly less than at our last fiscal year end entirely due to continuing expenditures and a lack of revenues or further significant financing, and reflected a further decrease of approximately Cdn$5.9 million as a result of reclassifying the Broadway loan (due July 31, 2005) from a long-term to a current liability. At August 31, 2004, our working capital decreased by Cdn$6,746,227 as compared to May 31, 2004, and would have been a working capital deficit as a result of continuing cash expenditures, even without the reclassification of the Broadway loan. Our expenditures continue to include expenditures for exploration of our mineral projects as well as increased general and administrative expenses, preparation for our annual general meeting (scheduled for November 2004), expenses incurred in successful negotiations to revise our agreements related to our Panama prospect, and continuing work to clarify title to our Nevada prospects.

     We anticipate that our working capital will continue to decrease until, if ever, we obtain additional financing or our operations become profitable. Since we have no current plans to achieve any significant production of our mineral resources, we will be dependent on our remaining working capital and additional financing for the foreseeable future.

     On August 1, 2003, we completed a financing with the Broadway Mortgage Group (“Broadway”) who loaned US$4,500,000 to us and took a security interest in the Caribou property to collateralize our repayment obligation. This financing remains the most significant financial event that has benefited us during more than the past two fiscal years to the present time. We also issued 8,181,818 shares of our common stock to Broadway as a loan origination fee valued at US$0.55 per share. Matt Witt, formerly associated with Broadway and one of the persons who acquired a portion of Broadway’s interest, is now our chief financial officer and was appointed to that position as a result of the transaction. Broadway agreed that if our common stock price exceeded US$3.00 per share, Broadway would sell up to 1,500,000 shares of the original 8,181,818 shares for our benefit to repay the loan in full. Broadway will only be able to sell the shares to the extent that a registration statement for the sale is effective or an exemption from registration is available. The US$4,500,000 loan to us (bearing interest at 12.9% and due July 31, 2005 or upon the sale of

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

     As a result, following the financing and the use of proceeds as described above, we had US$652,498 remaining for working capital, which we have used and plan to continue to use for exploration of our Caribou and Panamanian prospect and for general and administrative purposes.

     To secure the loan, we pledged our entire interest in the Caribou properties as collateral. There are no financial covenants with respect to the loan. This loan is due on July 31, 2005. We do not currently have sufficient funds to repay any portion of the loan. As described below, two creditors under the loan have agreed to convert US$1,560,000 of the loan to equity (which, when it is accomplished, will reduce our obligation under the loan). There is no assurance that any of the other creditors will agree to exchange any portion of the remaining loan for equity, or that the two creditors will complete the transaction which we believe they have committed to accomplish.

     During our fiscal quarter ended August 31, 2004, we raised additional funds from the sale of our restricted common stock and warrants. In May and June, 2004, we approved the following three transactions (although the documentation sent to Messrs. Ober, Garvey, Duffy, and Dufy has not been received back as of this filing; the following disclosure assumes that the documentation will be completed as agreed to in writing and as approved by the Board):

1.	Duane and Glenn Duffy, holders of a US$2,000,000 lien on the Caribou prospect (as part of the Broadway mortgage) agreed to release US$1,677,390 of their first mortgage lien and credit to us US$117,390 in prepaid interest in exchange for a US$1,560,000 private placement. The terms of the private placement also contemplate that Messrs. Duffy will provide US$1,560,000 through their purchase of 2,080,000 shares at US$.75. In addition, when the transaction is completed, the investors will receive two sets of warrants: one for 2,080,000 at US$1.25 exercisable through December 31, 2005 and one for 2,080,000 shares at US$1.75 through December 31, 2006;

2.	Private placement by James Ober and Luke Garvey under the following terms: US$75,000 to Calais (received on June 16, 2004) to buy 100,000 shares at US$.75. Two sets of warrants will accompany the private placement: one for 100,000 shares at US$1.25 through December 31, 2005 and one for 100,000 shares at US$1.75 through December 31, 2006.

3.	An investment by James Ober and Luke Garvey of US$166,000 with Calais (received in June 2004), to be collateralized by the first mortgage on the Caribou prospect in favor of the Broadway investors. The term of the investment is 14 months and interest will be at a rate of 15% per annum. There is a balloon date of July 31, 2005.

     In general, we expect that our working capital deficit will continue to increase over time as we continue to use our capital for operations, mineral exploration and other expenses. We expect that our subsequent quarters in fiscal 2004 will continue to reflect significant working capital deficits unless we are able to refinance the Broadway loan on a long-term basis, and unless we are able to obtain significant additional financing to complete our intended operations and to pay for our administrative obligations as described above under “Results of Operations.”

     We continually monitor our working capital situation compared to our operating activities and corporate requirements, and we will seek additional financing, as needed, to maintain our planned operating activities. We have not commenced any definitive discussions with prospective financing sources, however, and there can be no assurance that financing will be available when needed, on reasonable terms, if at all.

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

     Furthermore, SFAS 144 requires that all mineral exploration costs be expensed as incurred until commercially mineable deposits are determined to exist within a particular property as cash flows cannot be reasonably estimated prior to such determination.

     Accordingly, the principal difference between US GAAP and Canadian GAAP is that we have expensed all of our mineral exploration expenditures under US GAAP while we have capitalized them under Canadian GAAP. Whereas our balance sheet under Canadian GAAP reflects a book value of our mineral interests at August 31, 2004 of Cdn$14,954,191 (Cdn$14,744,680 at May 31, 2004), the book value of those same assets under US GAAP at those dates is Cdn$0.

     The other principal component of capital resources as reflected on our balance sheet is our current assets. These decreased under both US GAAP and Canadian GAAP (since there were no adjustments) due primarily to expending our current assets for our operations (including mineral exploration). As a result of those continuing expenditures and the reclassification of long-term debt to a current liability, our working capital decreased by Cdn$$6,746,227 since May 31, 2004.

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

Cash Flows

     Under Canadian GAAP, cash flows relating to mineral property exploration expenditures are reported as investing activities. These expenditures amounted to Cdn$202,409 for the quarter ended August 31, 2004 as compared to Cdn$357,370 for the same period of our prior fiscal year. For U.S. GAAP purposes, these costs are characterized as operating activities.

     In addition, under U.S. GAAP financing activities would include financing through the Company’s bank indedtedness which is not included under Canadian GAAP.

     Our use of cash in operating activities decreased under both Canadian and US GAAP during the three months ended August 31, 2004 as compared to the same period of the prior year because we had significantly less cash to expend. Our operations during fiscal 2004 and the first three months of 2005 have been primarily financed by funds made available by the August financing (the “Broadway loan”) discussed above, but those funds have been entirely expended and the liability for that financing is now a current liability.

Material Capital Commitments/Significant Uncertainties

Tabular disclosure of contractual obligations as of August 31, 2004.

	Payment due by period (Canadian dollars (Cdn$))
		Less than 1			More than 5
Contractual obligations	Total	year	1-3 years	3-5 years	years
Long-term debt obligations	$11,012,000	$6,152,000	$—	$—	$4,860,000
Capital (Finance) lease obligations	$54,000	$13,000	$39,000	$2,000	$—
Operating lease obligations	$0	$0	$—	$—	$—
Purchase obligations	$—	$—	$—	$—	$—
Other long-term liabilities reflected on our balance sheet under the GAAP of the primary financial statement	$343,000	$343,000	$—	$—	$—

Total	$11,410,000	$6,508,000	$39,000	$2,000	$4,860,000

Material Contracts

     Calais’ material contracts described throughout this report can be summarized as follows:

•	Loan to Calais from Messrs. Ober and Garvey;

•	The Broadway mortgage loan to Calais from accredited investors;

•	Royalty Agreements with Mr. Hendricks and others;

•	Contractual rights with respect to the interest of Aardvark Enterprises (an affiliate of Mr. Harvey) in the Caribou prospect;

•	Acquisition of the Panama prospect and the newly executed restatement thereof by which we retain rights only to the lode prospect;

•	Employment agreement with Matthew C. Witt;

•	Mutual Release effective July 18, 2000, between Marlowe Harvey, Aarvark Agencies, Inc., Calais Resources Colorado, Inc., Calais Resources, Inc., on the one part, and Thomas S. Hendricks as amended by the Settlement Agreement dated March 8, 2004;

•	Convertible debentures dated May 11, 2001; and

•	Convertible debenture payable to Mr. Hendricks.

     Capital Obligations.

     We are a party to a lease for temporary office trailer at the Caribou Mine site at a cost of US$317.50 per month for approximately one and a half more years

     There is a US$4,500,000 first mortgage lien taken on the Caribou prospect as of August 4, 2003. This loan is due July 31, 2005.

     We also have outstanding debentures by which we are indebted to certain affiliates in the total amount of Cdn$4,992,000 as explained in more detail in note 7 of the financial statements to our Form 10-QSB. These debentures are convertible into our common stock at the rate of Cdn$1.23 per share (on the ten-year debentures) or US$0.85 (on the five-year debentures) and are not repayable until May 2011 or July 2008, respectively. In accordance with our obligations under a March 2004 agreement with Marlowe and Judy Harvey (the owners of the vast majority of the outstanding debentures), Calais has agreed to submit for shareholder approval a reduction on the conversion price of the debentures from the existing Cdn$1.23 to US$0.55 for no additional consideration from Mr. and Mrs. Harvey.

     We have an employment agreement with Matt Witt, our chief financial officer through August 2005. This employment agreement provides for compensation to Mr. Witt of US$130,000 annually.

     We had a contract with Panama Mining of Golden Cycle to spend US$250,000 on placer exploration or production, and an additional US$250,000 of hard rock exploration per calendar year on our Panama prospect. Our obligation required us to spend US$250,000 before the end of September 2004 or we will risk losing our interest in the Panama concession. We believe that we complied with our obligations with respect to the hard rock or lode claim. We have restructured our arrangement for the Panama concession to focus our future exploration efforts solely on the hard rock concessions and surrender the placer concession. The new 10 year agreement requires that we expend at least $100,000 per year for hard rock exploration work and pay Panama Mining of Golden Cycle $25,000 per year.

     We intend to expend approximately Cdn$10,000,000 for the exploration of the Caribou prospect , the Manhattan prospect, and the Panama prospect in our 2005 fiscal year, subject to financing (the availability of which cannot be assured).

     We will continue to incur significant expenses for compliance and general and administrative expenses in addition to bank charges and interest expense.

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

     The consolidated financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. If the Company was not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements. As described elsewhere in this report, at August 31, 2004, there were certain conditions that currently exist which raise substantial doubt about the validity of this assumption. The Company anticipates the need to raise additional private placement debt or equity funds or through joint venture arrangements to accomplish its budgeted expenditures. These private placements are not assured. Failure to raise additional funds may result in the Company being unable to complete its planned programs, to comply with its obligations relating to its Panamanian concession, curtailing operations or writing down its assets. To the extent we are unable to repay our loan of US$4,500,000, the holders will be entitled to foreclose on our Caribou project, our most significant asset.

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

     CICA Section 3870, “Stock-based compensation and other stock-based payments,” was amended to require public enterprises to adopt the fair value based method for purposes of recognition and measurement in fiscal years commencing after January 1, 2004. Public enterprises which had not previously adopted the fair value based method for purposes of recognition and measurement must apply the method to awards granted on or after January 1, 2002, with or without restatement. Calais adopted this statement by adopting the new policy on a retroactive basis without restatement of prior period comparative figures. The net impact of prior income statement expense are charged through retained earnings/deficit Because Section 3870 previously applied to certain other types of awards (non-employee awards and employee awards that settle net for cash, other assets or equity instruments, or direct awards of stock), the real effect of this amendment is to require companies to expense employee stock options. The adoption of Section 3870 this quarter increased our financial statement deficit and increased contributed surplus by Cdn$1,314,000 under Canadian GAAP reflecting the new standard. There was no net change in opening equity.

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

     (c) The following sets forth the information required by Item 701 of Regulation S-B for the period from May 31, 2004 through September 30, 2004:

1.	Issuance to Accredited Investors

     1.a In June 2004 we issued 100,000 shares of our common stock and two sets of warrants (described below) to two accredited investors, James Ober and Luke Garvey, in exchange for US$75,000. (The documentation from Ober and Garvey for this transaction has not yet been returned to the company. The following disclosure describes the transaction assuming that the documentation is completed.)

     (i) The transaction was intended to be effective June 16, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were Messrs. Ober and Garvey.

     (iii) The securities were sold for cash, and (in June 2004) Calais received US$75,000.

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

     (i) The transaction was effective June 16, 2004.

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

     1.c Messrs. Duane Duffy and Glenn Duffy, accredited investors and holders of US$1,560,000 of long-term indebtedness (which was a part of the Broadway transaction), have agreed to convert that debt to 2,080,000 shares of our restricted common stock. In addition, the holders have agreed to allow US$117,390 in prepaid interest to be credited to Calais. As part of this transaction, Calais will issue to them 4,160,000 warrants as described in paragraph 1(c)(v), below. When the transaction has been completed, this indebtedness will remain outstanding, held by Broadway. Broadway will agree in writing to cancel that indebtedness upon Calais’ written request. The cancellation of that indebtedness will reduce our outstanding liabilities by that amount (less any amounts resold to other accredited investors, including the Duffys as described in paragraph 1(b), above). Although this transaction was intended to be effective in May 2004, the documentation for the transaction has not been completed and is still pending. The following disclosure assumes that the documentation provided to Ober, Garvey, Duffy, and Duffy is returned to the company as agreed to in writing and as approved by the board.

     (i) When the documentation is completed, the transaction is to be effective May 26, 2004.

     (ii) No underwriters were involved in the transaction. The only persons who received securities from us in this transaction were Mr. Duffy.

     (iii) The securities were sold for a return of indebtedness and credit to Calais of prepaid, but unearned interest of US$117,390.

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

     (vi) We received US$440,000 from the issuance of the shares and used the funds provided for working capital purposes.

2.	Employee and Director Stock Options

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

     Our annual general meeting of shareholders for the 2004 fiscal year is scheduled to be held November 10, 2004.

Item 5: Other Information

     (a) Other Information

     Our management have continued to evaluate title to its mining properties in Nevada and has continued discussions with the parties who precede the Company in title to those properties. While our documentary review has not added any clarity to the issues discussed in the Form 10-KSB, based on discussions with our predecessors in title, we continue to believe that we will ultimately be able to acquire good title to the properties.

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

•	Mr. Harvey and his related entities agreed to comply with their shareholder filing obligations in the United States and Canada (if any) not later than April 30, 2004.

•	Mr. Harvey also agreed to return a stock option agreement to Calais which defines the option to acquire 82,500 shares of Calais common stock granted to him in November 2002 which he continues to hold. That option expires (unless exercised) on November 15, 2004, and has an exercise price of US$0.80 per share. Mr. Harvey has not complied with this obligation.

•	Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$.55. This meeting is being held in November 2004 and the repricing will be submitted to the shareholders for consideration.

•	Calais agreed to retain Mr. Harvey as a consultant for one year at US$3,000 per month. Mr. Harvey resigned as a consultant as of June 1, 2004.

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

     At the present time, we have no evidence that Mr. Harvey or his related entities have complied with their obligations under the settlement agreement (other than tendering certain assignments to Calais of certain portions of the Manhattan project), or that they have commenced doing the work necessary to deliver marketable title to the Manhattan project, both as required by the settlement agreement. Since then, Calais has received notification from an attorney representing Mr. Harvey that Mr. Harvey may disagree with Calais’ description of certain of Mr. Harvey’s obligations under the settlement agreement, and that he is looking in to this matter on Mr. Harvey’s behalf.

     (b) Regulation S-B, Item 401(g) disclosure – changes in the nomination process.

Not applicable.

Item 6: Exhibits

(a)	Exhibits.

10.1	Restatement of Purchase Option Agreement – Republic of Panama Concessions dated October 6, 2004.

31.1	Certification pursuant to Sarbanes-Oxley Section 302 by CEO

31.2	Certification pursuant to Sarbanes-Oxley Section 302 by CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350 by CEO

32.2	Certification pursuant to 18 U.S.C. Section 1350 by CFO

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwood Village, County of Arapahoe, State of Colorado, on the 14th day of October, 2004.

Calais Resources, Inc.
(Registrant)

By	/s/ Thomas S. Hendricks

Thomas S. Hendricks,
President, Chief Executive Officer and Director

By	/s/ Matthew C. Witt

Matthew C. Witt,
Chief Accounting Officer and Chief Financial Officer

Interim Consolidated Financial Statements of

CALAIS RESOURCES INC.

Three months ended August 31, 2004 (Unaudited)

CALAIS RESOURCES INC.

Interim Consolidated Balance Sheet
(Expressed in Canadian Dollars)

August 31, 2004 and May 31, 2004

	August 31,	May 31,
	2004	2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,187	$606,461
Deferred and prepaid financing fees (Note 4)	837,972	1,066,508
Prepaid expenses and deposits	45,285	39,350

	931,444	1,712,319
Deferred and prepaid financing fees (Note 4)	2,878,631	3,663,713
Mineral interests (Note 5)	14,954,191	14,744,680
Capital assets	340,882	366,853

	$19,105,148	$20,487,565

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$475,373	$793,993
Advances from shareholder	343,431	342,749
Current portion of long-term debt (Note 6)	6,164,631	13,011
Current portion of debentures (Note 7)	131,670	—

	7,115,105	1,149,753
Long-term debt (Note 6)	41,393	6,186,655
Debentures (Note 7)	4,860,105	4,649,362
Shareholders’ equity:
Share capital (Note 8)	31,257,334	31,154,036
Contributed surplus	4,477,933	—
Deficit	(28,646,722)	(22,652,241)

	7,088,545	8,501,795

	$19,105,148	$20,487,565

Approved by the Directors:

/s/ Thomas Hendricks	Director

/s/ Art Daher	Director

CALAIS RESOURCES INC.

Interim Consolidated Statements of Operations and Deficit
(Expressed in Canadian Dollars)

(Unaudited)

	Three months	Three months
	ended	ended
	August 31	August 31
	2004	2003
Revenues	$—	$—
Expenses (income):
Advertising	5,858	5,994
Amortization	19,834	6,344
Bank charges and interest	1,037,306	400,802
Filing fees	6,082	2,419
Foreign exchange gain	(209,699)	(25,357)
Gain on settlement of debt	—	(23,689)
Insurance and licenses	—	2,839
Office and miscellaneous	34,669	5,593
Professional fees	116,034	52,369
Rent	25,836	—
Telephone and internet	7,231	7,568
Transfer agent fees	—	3,414
Wages and benefits	3,637,755	7,222

	4,680,906	445,518

Loss before the undernoted	(4,680,906)	(445,518)
Other income:
Miscellaneous	—	252

Loss for the period	(4,680,906)	(445,266)
Deficit, beginning of period	(22,652,241)	(17,915,667)
Change in accounting policy (Note 3)	(1,313,575)	—

Deficit, end of period	$(28,646,722)	$(18,360,933)

Net loss per share, basic and diluted	$(0.23)	$(0.04)

Weighted average common shares, basic and diluted	20,143,453	11,909,724

CALAIS RESOURCES INC.

Interim Consolidated Statements of Cash Flows
(Expressed in Canadian Dollars)

(Unaudited)

	Three months	Three months
	ended	ended
	August 31	August 31
	2004	2003
Cash flows provided by (used in):
Operations:
Loss for the period	$(4,680,906)	$(445,266)
Items not involving cash:
Accretion interest	13,238	13,090
Amortization of capital assets	19,834	6,344
Amortization of deferred and prepaid financing fees	1,013,618	339,271
Gain on settlement of debt	—	(23,689)
Options issued for services	3,164,358	—
Debentures issued for services	329,175	—
Foreign exchange gain	(209,699)	(25,357)
Change in non-cash operating working capital:
Accounts receivable	—	(3,099)
Prepaid expenses and deposits	(5,935)	—
Accounts payable, accrued liabilities and foreign exchange adjustments	(319,071)	(652,595)
Note payable	—	(95,795)

	(675,388)	(887,096)
Financing:
Repayment of long-term debt	(10,261)	(1,642,200)
Long-term debt proceeds	226,769	4,618,309
Advances from (to) shareholders	682	(354,827)
Debentures	—	(27,914)
Issue of capital stock	103,298	155,285

	320,488	2,748,653
Investing:
Mineral interests	(202,409)	(357,370)
Net additions to capital assets	(965)	(11,305)

	(203,374)	(368,675)

Increase (decrease) in cash	(558,274)	1,492,882
Cash (bank overdraft), beginning of period	606,461	(7,586)

Cash, end of period	$48,187	$1,485,296

Supplementary cash flow information
Interest paid	$2,254	$48,441

Income taxes paid	—	—

Non-cash transactions:
Common shares issued for financing fee	—	6,280,242

Amortization capitalized to mineral interests	7,102	—

CALAIS RESOURCES INC.

Notes to Interim Consolidated Financial Statements
Expressed in Canadian Dollars

Three months ended August 31, 2004
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

These interim consolidated financial statements have been prepared on a going concern basis in accordance with Canadian generally accepted accounting principles. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is doubt about the appropriateness of the use of the going concern assumption because the Company has experienced losses and negative cash flow from operations over a number of years.

The Company also has a significant loan totaling US$4,500,000 which is due in July 2005. The Company does not currently have the ability to repay this loan. Failure to repay or restructure the loan may result in foreclosure on the Company’s Colorado mineral interests.

The Company is actively pursuing various additional options with potential lenders and investors which, if accepted, will in management’s view, enable the Company to achieve its business plans. No further agreements with potential lenders or investors have been reached yet and there can be no assurance that such agreements will be reached.

The ability of the Company to continue as a going concern and to realize the carrying value of its assets and discharge its liabilities when due is dependent on the successful completion of the actions taken or planned, some of which are described above, which management believes will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements. As is common with companies with negative cash flows and losses, there is no certainty that these and other strategies will be sufficient to permit the Company to continue beyond August 31, 2005.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and changes in stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10K-SB in conjunction herewith. Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ended May 31, 2005.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, long-term debt, debentures and advances from shareholders. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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

2.	Significant accounting policies (continued):

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common shares outstanding during the year. As the Company has a net loss in the periods ending August 31, 2004 and 2003, basic and diluted net loss per share are the same.

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

Effective June 1, 2002, the Company adopted new CICA section 3870, “Stock-Based Compensation and Other Stock-Based Payments”. This section establishes standards for the recognition, measurement and disclosure of stock-based compensation and other stock-based payments made in exchange for goods and services. The standard requires the fair value based method of accounting for certain, but not all, stock-based transactions. Up until May 31, 2004, the standard permitted, and the Company previously elected, for stock option grants to employees and directors to continue to be accounted for using the settlement method. Effective June 1, 2004, the Company adopted the revisions to CICA 3870 which require all stock based transactions to be accounted for using the fair value method of accounting (Note 3).

3.	Change in accounting policy:

On June 1, 2004, the Company adopted the amendment to Section 3870 of the CICA Handbook “Stock-Based Compensation and Other Stock-Based Payments” which requires stock-based transactions to employees and directors to be accounted for using the fair value based method of accounting. Under the fair value based method, compensation cost is measured at fair value at the date of grant and is expensed over the award’s vesting period. The new recommendations have been applied retroactively without restatement, which has increased opening deficit and contributed surplus at June 1, 2004 by $1,313,575.

4.	Deferred and prepaid financing fees:

	August 31, 2004	May 31, 2004
	(Unaudited)
Deferred and prepaid financing fees consist of the following:
Deferred financing fee	$6,280,242	$6,280,242
Prepaid interest (Note 6(a))	1,814,485	1,814,485

	8,094,727	8,094,727
Less: Accumulated amortization	(4,378,124)	(3,364,506)

	3,716,603	4,730,221
Less: Current portion	(837,972)	(1,066,508)

	$2,878,631	$3,663,713

Deferred and prepaid financing fees is being amortized on a straight line basis over two years, the term of the related debt.

5.	Mineral interests:

	August 31, 2004	May 31, 2004
	(Unaudited)
Nevada U.S.A.	$3,676,436	$3,641,243
Colorado, U.S.A.	10,712,097	10,545,296
Panama, Central America	565,658	558,141

	$14,954,191	$14,744,680

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

In December 1994, the Company paid US$1,176,000 to a then director, for a 51% interest in various properties in Nevada known as the Manhattan project. The Company also agreed to acknowledge any applicable 5% net smelter return royalties on certain claims in that project to the previous director. It appears that the director owned no interest in these properties at that time, although he believes that he had and still has rights to acquire interests in those properties. The Company is attempting to determine title to these properties. In October 2003 the Company received some title information relating to these properties which consist of 28 patented mining claims and 147 unpatented mining claims. In July 2004, Marlowe and Judy Harvey and their affiliated companies (Argus Resources, Inc., White Cap Mines, Inc., and Moran Holdings, Inc.) conveyed their respective interests in these properties to the Company. Certain of these claims overlie other claims. Based on preliminary research done to date, the claims appear to be owned of record by the Company (as a result of the July 2004 assignments of title) and one or more of the following (collectively the “Manhattan Parties”):

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

The Company entered into an agreement and settlement dated September 7, 2000 with Nevada Manhattan Group Inc. (“NMMI”) to settle and purchase its interest in the property (the “NMMI Settlement”) in which the Company agreed to make four annual payments of US$75,000. During the term of the agreement the Company has agreed to pay NMMI a 2% net smelter return royalty. The Company can purchase the entire NMMI interest and royalty for US$7.5 million, payable over 30 years. The total amount payable would be reduced by any production royalties paid.

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

In March 2004, the Company entered into a settlement agreement (the “Harvey Settlement”) by which Mr. Harvey and his related entities agreed to convey all of their interests in the Manhattan project to the Company. The Manhattan Parties also agreed to “convey, help to convey, or cause others to convey the Manhattan project to the Company so that the Company will receive title to the entire right, title and interest” and “marketable title” (a 100% interest) in the Manhattan project. The Manhattan Parties agreed to complete this by December 31, 2005. The Company agreed to issue 250,000 shares to the Manhattan Parties upon accomplishment of the transference of marketable title, and an additional 2,500,000 shares should the Company’s work on the property establish at least 2,000,000 ounces of Indicated or Measured Mineral Resources as determined by a Qualified Person in accordance with Canadian standards. The Company agreed to perform certain exploration work upon the receipt of marketable title.

The Company has continued to maintain those properties by paying property taxes on the patented mining claims, the assessment work obligations on the unpatented claims and has made the required annual payments to NMMI under the NMMI Settlement agreement.

(b)	Colorado, U.S.A.:

Included in the Colorado interests is a 100% working interest in the Consolidated Caribou-Cross-Comstock-Panadora district mine area which the Company acquired in 1997 for US $4,000,000 in stock, cash and final property payments. After acquisition of 100% working interest the seller retains a 2% net smelter royalty interest in the property. The Company has the right to buy back half of the net smelter royalty (1%) for US $750,000. The seller has not sold any of the issued shares for this acquisition through August 31, 2004. During 2000, the Company acquired 100% ownership of 10 patented claims that are continuations of the historic Boulder County and Cardinal vein systems. The Colorado interests contain a well-documented mineral resource of 424,500 ounces of gold and 11,725,000 ounces of silver.

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

The Company is committed to perform certain work on the properties which include both a lode prospect and a placer prospect. As a result of an extension agreement entered into on January 31, 2004, the Company has an obligation to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. The Company also hired a shareholder of the sellers, Herbert Hendricks, to oversee the project, and has been paying him US$3,500 per month to do so. Herbert Hendricks is the brother of our president.

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

Subsequent to the period end the Company completed a new agreement for the Panama prospect. As part of the new agreement the Company abandoned the placer prospect, reduced it’s annual requirement for exploration expenditures on the lode prospect to $100,000 and agreed to pay PMGC $25,000 per year.

6.	Long-term debt:

The loan balances are as follows:

	August 31, 2004	May 31, 2004
	(Unaudited)
Broadway Mortgage LLC, US $4,500,000 mortgage (a)	$5,925,150	$6,135,300
Finance contracts (b)	54,105	64,366
Note payable (c)	226,769	—

	6,206,024	6,199,666
Less: current portion	(6,164,631)	(13,011)

	$41,393	$6,186,655

(a)	Broadway Mortgage LLC:

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

(b)	Finance Contracts:

Finance contracts payable in monthly instalments of US $971 plus interest at 4.48% to 5.75%; secured by specific equipment.

(c)	Note payable:

US $166,000 Note payable, with interest only at 15% per annum. The note is due in full on July 31, 2005.

7.	Debentures:

	August 31, 2004	May 31, 2004
	(Unaudited)
Ten year debentures payable, without interest, due May 2011, convertible to common shares at an conversion price of $1.23 per share at holders discretion; unsecured	$5,069,191	$5,069,191
Less: Cumulative accretion remaining	(406,591)	(419,829)

	4,662,600	4,649,362
Five year debenture payable in annual instalments of US $50,000 commencing July 8, 2004, without interest, convertible to common shares at a conversion price of US $0.85 per share at holders discretion; unsecured	329,175	—

	4,991,775	4,649,362
Less: current portion	(131,670)	—

	$4,860,105	$4,649,362

Accretion to the face value of the ten year debenture debt of $13,238 (August 31, 2003 - $13,090) has been included in interest and bank charges for the period.

All debentures are held by companies or persons related to a shareholder or by a director. It is not practicable to determine the fair value of the debentures and advances from shareholders due to their related party nature and the absence of a secondary market for such instruments.

In a March 2004 agreement, the Company agreed to present to its shareholders the question of whether the conversion price of the ten year debentures should be repriced from Cdn$1.23 to US$0.55. If approved by the shareholders of the Company, the repricing will be effective immediately. Calais has scheduled the meeting for November 10, 2004, and any proxy solicitation for such meeting will be done in accordance with applicable US and Canadian law. If the shareholders approve the repricing of the conversion price of the debentures, an additional beneficial conversion feature may arise.

8.	Share capital:

(a)	Authorized: 100,000,000 Common shares without par value

(b)	Issued and outstanding shares:

	Number
	of shares	Amount
Balance, May 31, 2004	20,143,453	$31,154,036
Share subscription (i)	—	103,298

Balance, August 31, 2004	20,143,453	$31,257,334

(i)	During the period, the Company received US $ 75,000 ($103,298) for subscription of shares as part of a subscription agreement. This was in addition to $584,848 that had been previously received. The share subscription has been approved by the Company and the participants; however, the Company has not yet received all of the signed documentation relating to this transaction. Upon receipt of the signed documentation, the following transactions are expected to be completed in accordance with the terms of subscription agreement:

a)	the Company will issue 586,666 shares in satisfaction of the $584,848 proceeds previously received.

b)	the Company will issue 100,000 shares and 200,000 warrants exercisable at US$1.25 to US$1.75 per warrant in satisfaction of the US $75,000 proceeds received.

c)	the holders of US$1,560,000 of long-term debt described in Note 6(a) have agreed to convert that debt to 2,080,000 shares and the debt holder will also allow US$117,390 in prepaid interest to be refunded to the Company. The Company, as part of the transaction, will issue 4,160,000 warrants exercisable at US$1.25 to US $1.75 per warrant.

d)	the Company will also issue a further 1,732,462 warrants to buy stock in the shares of the Company at prices ranging from US$0.75 to US$3.00.

Included in issued and outstanding capital stock are 150,000 contingently cancelable shares that are held in escrow and may not be traded without regulatory approval and 1,500,000 shares held in escrow to repay bank loans (Note 6(a)).

(c)	Stock options:

		Weighted average
		exercise price
Date	Number	per share
Issued and outstanding, May 31, 2004	1,232,500	CDN	$4.48
Issued in the period - to a director	3,000,000	US	0.85

Balance, August 31, 2004	4,232,500	CDN	$2.10

Options outstanding at August 31, 2004 are as follows:

					Weighted average
		Exercise price			remaining
	Number	per share		Expiry date	contractual life
Director options	82,500	$CDN	1.26	November 2004	0.3 years
Director options	50,000	$CDN	0.45	August 2005	1.0 years
Director options	100,000	$ US	0.32	August 2008	4.0 years
Employee options	500,000	$ US	3.00	August 2013	9.0 years
Employee options	500,000	$ US	5.00	August 2013	9.0 years
Director options	3,000,000	$ US	0.85	July 2014	9.9 years

	4,232,500				9.3 years

All outstanding options are exercisable when issued.

(d)	Warrants:

		Weighted average
		exercise price
	Number	per share
Issued and outstanding, May 31, 2004 and August 31, 2004	255,000	US $1.60

Warrants outstanding at August 31, 2004 are as follows:

	Exercise				Weighted
	price per			Expiry	average remaining
Number	warrant			date	contractual life
80,000	US $	1.50	(i)	October 2005	1.2 years
75,000	US $	1.50	(ii)	April 2006	1.7 years
50,000	US $	1.50		April 2005	0.7 years
50,000	US $	2.00		April 2006	1.7 years

255,000					1.4 years

(i)	In accordance with the warrant agreement, the exercise price increases to US $2.00 per share if warrants are not exercised before November 1, 2004.

(ii)	In accordance with the warrant agreement, the exercise price increases to US $2.00 per share if warrants are not exercised before April 6, 2005.

9.	Related party transactions:

During the period, the Company paid, through the issuance of stock options and debentures, $3,493,533 (August 31, 2003 - nil) to a director for various services provided to the Company.

These transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

10.	Contingency:

The Company has stopped negotiating with a shareholder and former director of the Company for claims of past wages, salary remuneration and expenses in the approximate amount of US $544,700 ($745,400 Cdn). Included in advances from shareholders is $343,400 Cdn previously provided for this claim. With new documentation received, the Company believes this claim is fully without merit and has denied the claim in full. The final outcome of the claim is undeterminable. Accordingly, no additional provision has been recorded. Additional amounts or a reduction of the claim, if any, will be recorded in the period the claim is finalized and/or settled.

11.	Commitments:

The Company is committed under option and lease agreements to expend on exploration expenditures and property option payments amounts as disclosed in Notes 5 (a), (b), and (c) in the form of cash and/or stock as detailed therein.

12.	Reconciliation with United States Generally Accepted Accounting Principles:

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

Under U.S. GAAP, additional exploration costs for mineral interests that would be written off are as follows:

	August 31, 2004	May 31, 2004
	(Unaudited)
Mineral exploration costs	$209,511	$1,538,128

(b)	Stock-based compensation:

Statement of Financial Accounting Standards No. 123 (“SFAS 123”) requires that stock-based compensation be accounted for based on a fair value methodology, although it allows the effects to be disclosed in the notes to the financial statements rather than in the statement of operations for employee awards. SFAS 123 allows an entity to continue to measure compensation costs for employee stock-based compensation plans using the intrinsic value based method of accounting as prescribed by APB Opinion No. 25 (“APB 25”) and related interpretations. The Company has elected, to measure compensation cost for those employee plans using APB 25. As such, compensation expense under fixed plans is recorded only if the market value of the underlying stock at the date or granting exceeds the exercise price. If the exercise price of a fixed option award is reduced, the award is accounted for as a variable award from the date of modification to the final measurement date upon which the award is exercised, is forfeited, or expires unexercised. Compensation cost is adjusted in subsequent periods up to the measurement date for changes in the quoted market price. Effective June 1, 2004 the Company follows the fair value method under Canadian GAAP and compensation expense is recognized for employee awards (Note 3). The compensation expense for employee awards recognized under Canadian GAAP for the period ended August 31, 2004 was $3,164,358 (August 31, 2003 – nil).

Compensation expense recognized for employee fixed and variable awards after applying the intrinsic value method and the fair value of non-employee awards for the period ended August 31, 2004 would be nil (period ended August 31, 2003 - $1,150,385) under U.S. GAAP.

Pro forma net loss and pro forma net loss per share after consideration of fair market value of share options granted under U.S. GAAP is as follows:

	Three months	Three months
	ended	ended
	August 31, 2004	August 31, 2003
Net loss under U.S. GAAP	$(1,712,821)	$(1,940,381)
Add:
Stock-based employee compensation expense included in net loss, net of related tax effects	—	1,150,835
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,164,358)	(1,288,200)

Pro forma loss under U.S. GAAP	$(4,877,179)	$2,077,746

Pro forma loss per share, basic and diluted	$(0.24)	$(0.17)

Stock-based compensation is calculated based upon the following weighted average assumptions:

	Three months		Three months
	ended		ended
	August 31, 2004		August 31, 2003
Expected life of options	5.0	years	4.7	years
Expected stock price volatility	167%		298%
Expected dividend yield	0%		0%
Risk free interest rate	3.00%		4.83%

(c)	The Company has 150,000 common shares held in escrow. The release of the shares is contingent on certain performance conditions. Compensation under U.S. GAAP, if any, is recognized when the contingency is resolved and the shares are released from escrow based upon value of the shares as they become releasable. As at August 31, 2004, no shares are releasable from escrow. No similar compensation expense would be recognized under Canadian GAAP. These shares are excluded from earnings per share calculations for both Canadian and U.S. GAAP.

(d)	Fair value conversion option:

Under Canadian GAAP a fair value conversion option is recorded for all convertible debentures. Under U.S. GAAP, a beneficial conversion option is only recorded if the option is in the money at the date of the transaction.

(e)	Under Canadian GAAP, future tax assets and liabilities are recorded at substantially enacted tax rates. Under U.S. GAAP, deferred tax assets and liabilities are recorded at enacted tax rates. Recording Canadian deferred tax assets and liabilities at enacted tax rates would not change recorded net assets or shareholders’ equity under U.S. GAAP.

(f)	The following table presents the consolidated balance sheet, statement of operations and deficit, and cash flows under U.S. GAAP:

Balance Sheet

	August 31, 2004	May 31, 2004
	(Unaudited)
Total assets under Canadian GAAP	$19,105,148	$20,487,565
Adjustments to mineral interest exploration expenditures (a)	(14,954,191)	(14,744,680)

Total assets under U.S. GAAP	$4,150,957	$5,742,885

Total liabilities under Canadian GAAP	$12,016,603	$11,985,770
Fair value conversion option not recognized under U.S. GAAP(d)	406,591	419,829

Total liabilities under U.S. GAAP	12,423,194	12,405,599
Share capital, Canadian GAAP	31,257,334	31,154,036
Stock-based compensation (b)	973,044	973,044
Fair value conversion option (d)	(575,173)	(575,173)

Share capital, U.S. GAAP	31,655,205	31,551,907

	August 31, 2004	May 31, 2004
	(Unaudited)
Contributed surplus, Canadian GAAP	4,477,933	—
Stock-based compensation, employee options (b)	(4,477,933)	—

Contributed surplus, U.S. GAAP	—	—

Accumulated deficit, U.S. GAAP	(39,927,442)	(38,214,621)

Shareholders’ deficiency, U.S. GAAP	(8,272,237)	(6,662,714)

Shareholders’ deficiency and liabilities under U.S. GAAP	$4,150,957	$5,742,885

Statement of Operations and Deficit

	Cumulative	Three months	Three months
	from	ended	ended
	Inception to	August 31,	August 31,
	August 31, 2004	2004	2003
Net loss under Canadian GAAP	$(27,333,147)	$(4,680,906)	$(445,266)
Adjustments:
Mineral interest exploration expenditures	(14,954,191)	(209,511)	(357,370)
Stock-based compensation – variable plans	(973,044)	—	(1,150,835)
Stock-based compensation - employee options	4,477,933	3,164,358	—
Fair value conversion option	168,582	13,238	13,090

Net loss, being comprehensive loss, under U.S. GAAP	(39,927,442)	(1,712,821)	(1,940,381)
Accumulated opening deficit under U.S. GAAP	—	(38,214,621)	(30,854,067)

Ending deficit, U.S. GAAP	$(39,927,442)	$(39,927,442)	$(32,794,448)

Net loss per share, basic and diluted, U.S. GAAP		$(0.09)	$(0.16)

(g)	Statement of cash flows:

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

	Three months	Three months
	ended	ended
	August 31, 2004	August 31, 2003
Cash provided by (used in) operations under Canadian GAAP	$(675,388)	$(887,096)
Adjustment for mineral exploration costs	(202,409)	(357,370)

Cash used in operations under U.S. GAAP	(877,797)	(1,244,466)
Cash used in investments under Canadian GAAP	(203,374)	(368,675)
Adjustment for mineral exploration costs	202,409	357,370

Cash used in investments under U.S. GAAP	(965)	(11,305)
Financing activities under Canadian GAAP	320,488	2,748,653

	Three months	Three months
	ended	ended
	August 31, 2004	August 31, 2003
Decrease in bank overdraft	—	(7,586)

Financing activities under U.S. GAAP	320,488	2,741,067

Increase (decrease) in cash under Canadian GAAP	(558,274)	1,492,296
Additional bank overdraft repayment	—	(7,586)

Increase (decrease) in cash under U.S. GAAP	(558,274)	1,485,882
Cash, beginning of year, U.S. GAAP	606,461	—

Cash, end of year, U.S. GAAP	$48,187	$1,485,296

(h)	Development stage enterprise:

The Company meets the definition of a Development stage enterprises under FAS No. 7. The following additional disclosures would be required under U.S. GAAP.

Consolidated statements of operations and deficit (U.S. GAAP)

Cumulative
from inception
Dec 30, 1986 to
August 31, 2004
Operating, exploration and administrative expenses	$(31,453,227)
Loss on disposition of subsidiary	(12,537,072)
Other income	4,062,857

Net loss for the period since inception to August 31, 2004	$(39,927,442)

Consolidated statements of cash flows:

Cumulative
from inception
Dec 30, 1986 to
August 31, 2004
Operating activities	$(14,356,157)
Investing activities	(5,591,997)
Financing activities	19,996,341

Net cash inflows from inception to August 31, 2004	$48,147

Additional shareholders’ equity disclosures required under FAS No. 7 would include:

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance at inception	—	$—
Issued for cash:
December 1986	1	1
January 1987	80,000	100,000
April 1987	150,000	7,500
Net loss for the year under U.S. GAAP	—	—	$(108,647)

Balance, May 31, 1987	230,001	107,501	(108,647)
Issued for cash:
September 1987	11,600	14,500
March 1988	100,000	150,000
Net loss for the year under U.S. GAAP	—	—	(42,412)

Balance, May 31, 1988	341,601	272,001	(151,059)
Issued for cash:
August 1988	31,000	54,250
Issued upon exercise of warrants:
August 1988	20,000	40,000
March 1989	5,000	10,000
Net loss for the year under U.S. GAAP	—	—	(185,968)

Balance, May 31, 1989	397,601	376,251	(337,027)
Issued for cash:
July 1989	40,000	136,000
Issued upon exercise of options:
August 1989	20,000	75,000
Net loss for the year under U.S. GAAP	—	—	(54,515)

Balance, May 31, 1990	457,601	587,251	391,542
Acquisition of Cineonix Limited:
July 1989	1,000,000	750,000
Issued for finder’s fee	30,000	90,000
Net loss for the year under U.S. GAAP	—	—	(1,179,904)

Balance, May 31, 1991	1,487,601	1,427,251	(1,571,446)
Issued for mineral interests:
April 1992	50,000	20,000
Net loss for the year under U.S. GAAP	—	—	(71,702)

Balance, May 31, 1992	1,537,601	1,447,251	(1,643,148)
Issued for cash:
July 1992	1,000,000	150,000
March 1993	600,000	132,000
Issued for debt settlement:
August 1992	115,468	23,094
Issued for finder’s fee	30,000	26,100
Net loss for the year under U.S. GAAP	—	—	(118,136)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 1993	3,283,069	$1,778,445	$(1,761,284)
Issued for mineral interests Oct. 1993	50,000	30,500
Issued for exercise of warrants:
June 1993	1,000,000	150,000
September 1993	145,000	31,900
Issued for cash:
January 1994	170,000	102,000
Net loss for the year under U.S. GAAP	—	—	(329,175)

Balance, May 31, 1994	4,648,069	2,092,845	(2,090,459)
Issued for cash:
November 1994	200,000	150,000
Issued for exercise of warrants:
October 1994	205,000	55,000
December 1994	40,000	10,400
January 1995	215,000	55,900
May 1995	3,000	2,250
Cancellation of shares	(905,209)	(1)
Net loss for the year under U.S. GAAP	—	—	(661,833)

Balance, May 31, 1995	4,405,860	2,366,394	(2,752,292)
Issued for cash:
June 1995	700,000	700,000
December 1995	209,200	796,142
April 1996	285,750	1,091,565
May 1996	359,300	1,372,526
Issued for mineral interests:
June 1995	100,000	300,000
Issued upon exercise of warrants:
June 1995	81,500	61,125
August 1995	141,500	97,635
September 1995	8,000	6,800
October 1995	73,500	66,215
November 1995	300,000	300,000
April 1996	43,500	36,975
May 1996	36,500	31,025
Issued for finder’s fee:
May 1996	4,364	—
Net loss for the year under U.S. GAAP	—	—	(2,149,041)

Balance, May 31, 1996	6,748,974	7,226,402	(4,901,333)
Issued for cash:
September 1996	199,820	2,038,163
Issued for finder’s fee:
September 1996	5,962	—
Issued upon exercise of options:
August 1996	10,000	13,000
September 1996	3,000	3,900
December 1996	1,000	1,300
January 1997	1,000	1,300
February 1997	7,000	16,520
March 1997	500	650
April 1997	75,900	98,670
May 1997	81,000	105,300
Issued upon exercise of warrants:
June 1996	27,500	23,375
February 1997	285,750	1,428,750
March 1997	222,700	1,113,500
Net loss for the year under U.S. GAAP	—	—	(2,928,560)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 1997	7,670,106	12,070,830	(7,829,893)
Issued for October 1997	537,200	2,686,000
Issued upon exercise of options:
July 1997	1,400	1,820
August 1997	1,000	1,300
September 1997	7,000	9,100
October 1997	39,562	61,823
May 1998	207,000	60,030
Issued for mineral interests:
February 1998	11,250	97,538
March 1998	619,000	3,683,050
Net loss for the year under U.S. GAAP	—	—	(10,779,708)

Balance, May 31, 1998	9,093,518	18,671,491	(18,609,601)
Returned to Treasury:
July 1998	(22,039)	—
Issued upon exercise of options:
March 1999	25,000	33,500
Issued for debt settlement:
January 1999	180,125	270,188
Issued for mineral interests:
November 1998	80,364	478,166
March 1999	288,750	2,503,462
March 1999	10,000	59,500
Net loss for the year under U.S. GAAP	—	—	(7,158,555)

Balance, May 31, 1999	9,655,718	22,016,307	(25,768,156)
Net loss for the year under U.S. GAAP	—	—	(2,275,487)

Balance, May 31, 2000	9,655,718	22,016,307	(28,043,643)
Issued under settlement of services:
August 2000	100,000	45,000
Issued under exercise of options:
January 2001	100,000	15,000
Stock-based compensation	—	183,079
Net loss for the year under U.S. GAAP	—	—	(1,063,927)

Balance, May 31, 2001	9,855,718	22,259,386	(29,107,570)
Issued for debt settlement:
October 2001	250,000	75,000
Issued under settlement of services:
October 2001	471,000	141,300
Issued for mineral interests:
October 2001	100,000	30,000
Stock-based compensation	—	125,917
Net loss for the year under U.S. GAAP	—	—	(1,183,901)

			Deficit
	Common shares		accumulated
	Number	Amount	since inception
Balance, May 31, 2002	10,676,718	22,631,603	(30,291,471)
Issued for debt settlement:
June 2002 and August 2002	67,500	38,800
Issued under settlement of services:
October 2002 and January 2003	261,667	143,234
Issued for mineral interests:
February 2003	100,000	82,000
Issued under exercise of options:
January 2003	25,000	11,250
Issued for cash
October 2002	62,500	78,771
Warrants issued under settlement of services:
October 2002	—	205,645
Stock based compensation	—	90,473
Net loss for the year under U.S. GAAP	—	—	(1,127,233)

Balance, May 31, 2003	11,193,385	23,281,776	(31,418,704)
Issued under exercise of warrants:
August 2003	62,500	69,785
Issued under exercise of options:
July 2003, August 2003, October 2003 and January 2004	340,000	153,000
Issued for financing:
August 2003	8,181,818	6,280,242
Issued for services:
November 2003 and December 2003	245,750	558,515
Issued for cash
November 2003	80,000	124,741
April 2004	125,000	164,450
Subscription received	—	584,848
Issued for mineral properties:
December 2003	2,000	4,900
Cancelled shares previously issued for services:
January 2004	(87,000)	(38,280)
Cancelled warrants previously issued for services	—	(205,645)
Stock based compensation	—	573,575
Net loss for the year under U.S. GAAP	—	—	(6,795,917)

Balance, May 31, 2004	20,143,453	31,551,907	(38,214,621)
Issued for cash:
Subscription received	—	103,298
Net loss for the period under U.S. GAAP	—	—	(1,712,821)

Balance, August 31, 2004	20,143,453	$31,655,205	$(39,927,442)

All of the above transactions have been included on a post-consolidation basis.

Exhibit Index

Exhibit No.	Description

10.1	Restatement of Purchase Option Agreement – Republic of Panama Concessions dated October 6, 2004.

31.1	Certification pursuant to Sarbanes-Oxley Section 302 by CEO

31.2	Certification pursuant to Sarbanes-Oxley Section 302 by CFO

32.1	Certification pursuant to 18 U.S.C. Section 1350 by CEO

32.2	Certification pursuant to 18 U.S.C. Section 1350 by CFO