Form 10-K
period 2010-05-31
CALAIS RESOURCES INC
filed 2011-05-09
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
[Missing Graphic Reference]
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ______

Commission file number: 0-29392

CALAIS RESOURCES INC.
(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	98-0434111 (IRS Employer Identification No.)

4415 Caribou Road, P.O. Box 653 Nederland, Colorado (Address of principal executive offices)	80466-0653 (Zip Code)

Registrant’s telephone number, including area code: (303) 258-3806

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, no par value
(Title of class)
_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes[  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes[  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes[  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter: $14,624,436 as of November 30, 2010.

As of May 2, 2011, the registrant had 141,990,902 shares of common stock outstanding.

Calais Resources Inc. and its subsidiaries (together, the “Company,” “Calais,” “we,” and “us”) have not filed financial statements with the Securities and Exchange Commission (“SEC”) since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through May 31, 2009, and intends to file those reports with the SEC as soon as practicable.

Through August 31, 2004, we reported our financial information using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) using the Canadian dollar as our functional and reporting currency.  During the fiscal year ended May 31, 2005, we changed our reporting basis to the United States Generally Accepted Accounting Principles (“U.S. GAAP”) and our functional and reporting currency to the United States dollar (“U.S. dollar”).  This change was made for several reasons, including the following: (1) substantially all of our assets and employees are now located in the United States; (2) substantially all of our labor, materials and other costs are now denominated in the U.S. dollar; and (3) our recent financing transactions, including both lending activities and cash infusions in exchange for equity, have been denominated in the U.S. dollar and have involved parties and investors located in the United States.  Accordingly, unless otherwise noted, historical financial information included in this Annual Report on Form 10-K has been restated using U.S. GAAP with a functional and reporting currency of the U.S. dollar.  All references herein to “$” and “US$” refer to U.S. Dollars and all references to “Cdn$” refer to Canadian Dollars.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In our effort to make the information in this report more meaningful, this Annual Report on Form 10-K and documents incorporated by reference herein (or otherwise made by us or on our behalf) contain both historical and forward-looking statements.  Such forward-looking statements are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other similar words or variations that convey the uncertainty of future events or outcomes.   These statements are based on the beliefs an assumptions of our management based on information currently available to us. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors, some of which are beyond our control. Actual results could vary materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the following risk factors:
•	our ability to execute against our plans;
•	our ability to continue as a going concern;
•	the possible loss of our interest in our Caribou properties if we do not meet our debt obligations;
•	the potential that we will not obtain good title to a portion of our Manhattan project;
•	the volatility and low trading volume of our common stock;
•	our ability to secure additional capital;
•	the possibility we may never achieve any mineral production;
•	the future dilution to our shareholders from future capital-raising activities and payments to employees, directors and consultants;
•	the possibility our Board of Directors may issue authorized and unissued shares of our stock;
•	the effects the penny stock rules may have on the trading of our stock;
•	our dependence on a few key employees;
•	the influence of a few large shareholders on our business;
•	risks associated with our incorporation in Canada;
•	our lack of experience in mining and selling minerals;
•	operational end environmental risks associated with the mining industry;
•	the effect of government regulations on our business;
•	lack of clear title to some of our mineral prospects;
•	the fact our mineral interests are not yet proven; and
•	fluctuation in the prices of gold and silver.

All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  The Company has not filed financial statements with the

Securities and Exchange Commission ("SEC") since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through May 31, 2009, and intends to file those reports with the SEC as soon as practicable.

PART I

ITEM 1. BUSINESS.

Glossary

The following is a glossary of geological and technical terms used in this report:

ac - acres

Adits - An underground mine tunnel with only one end daylighting.

Breccia - A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Chalcopyrite - copper bearing sulphide

CNI 43-101 –  NI 43-101 is a national instrument for the ''Standards of Disclosure for Mineral Projects'' within Canada. The Instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. This includes foreign-owned mining entities who trade on trading markets overseen by the Canadian securities administrators.

Cretaceous - The geologic time that is part of the Mesozoic era covering the period from 144 to 66 million years ago.

Epithermal - refers to the process of near surface ore deposition by fluids from an intrusive source; said of a mineral deposit formed within about 1 km of the earth's surface and in the temperature range 50 - 200 degrees C, occurring mainly as veins. Also said of that environment.

Exploration stage – Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Galena - Lead sulfide mineral.

Gneiss - A common and widely distributed type of rock formed by high-grade regional metamorphic processes from pre-existing formations that were originally either igneous or sedimentary rocks. Gneissic rocks are coarsely foliated and largely recrystallized but do not carry large quantities of micas, chlorite or other platy minerals.

ha – hectares

Mineral Resource - Is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction.  The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Inferred Mineral Resource - Is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity.  The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drillholes.

Indicated Mineral Resource - Is that part of a Mineral Resource for which quantity, grade or quality, densities, shape and physical characteristics can be estimated with a level of confidence sufficient to allow the appropriate application of technical and economic parameters, to support mine planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drillholes that are spaced closely enough for geological and grade continuity to be reasonably assumed.

Measured Mineral Resource  Is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drillholes that are spaced closely enough to confirm both geological and grade continuity.

Mineral Reserve - Is the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility Study – based on CNI 43-101 requirements.  This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.  A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

NSR – Net smelter royalty

Phyllite - A metamorphic rock, intermediate in grade between slate and mica schist.

Probable Mineral Reserve - Reserves for which quantity and grade and/or quality are computed form information similar to that used for proven (measure) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Proven Mineral Reserve - Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

Mesothermal - Refers to a mineral deposit formed at moderate depth hence at "moderate" temperature and pressures: said of a hydrothermal mineral deposit formed at considerable depth and in the temperature range of 200 - 300 degrees C. Also said of that environment.

Metamorphism – The process by which the form or structure of rocks is changed by heat and pressure.

Monzonites – Rock that contains abundant and approximately equal amounts of plagioclase and potash feldspar; it also contains subordinate amounts of biotite and hornblende, and sometimes minor quantities of orthopyroxene.

Patented Mining Claim - A mineral claim originally staked on land owned by in the United States Government, where all its associated mineral rights have been secured by the claimant from the U.S. Government in compliance with the laws and procedures relating to such claims, and title to the surface of the claim and the minerals beneath the surface have been transferred from the U.S. Government to the claimant. Annual mining claim assessment work is not required, and the patented claim is taxable real estate. Mining claims located on State of Alaska lands cannot be patented.

Pegmatite - A very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size.

Precambrian - Noting or pertaining to the earliest era of earth history, ending 570 million years ago, during which the earth's crust formed and life first appeared in the seas.

Pyrite – A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as “fool’s gold”.

Quartz – Common rock-forming mineral consisting of silicon and oxygen.

Schist –  Medium-grained to coarse-grained metamorphic rock composed of laminated, often flaky parallel layers of chiefly micaceous minerals.

Shear or sheared – The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Sphalerite - zinc bearing sulphide.

st – short tons.

stpy – short tons per year

Sulphide – A compound of sulphur and some other element.

t - ton

Tailings - Fine grained or ground up material rejected from a mill after more of the recoverable valuable minerals have been extracted. Can also mean the waste material resulting from placer mining.

Tertiary - Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

tpy – tons per year

Unpatented Mining Claim - A mineral claim staked on federal, state or, in the case of severed mineral rights, private land to which a deed from the U.S. Government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. The claim may or may not be subject to production royalties payable to that governing authority although at this time there are no royalties payable on unpatented mining claims

General Information

We are a mineral exploration company engaged directly and indirectly through subsidiaries, in the acquisition of properties and the exploration for minerals and metals, primarily gold and silver.  Our business is currently in the exploratory or exploration stage as defined by Accounting Standards Codification (“ASC”) 915-10 and SEC Industry Guide 7 and, to date, our activities have not included development or mining operations.  Our primary property is the Caribou project (advanced exploration stage) located in Nederland, Colorado; however, we also have properties in Nye County, Nevada.

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we experienced significant financial difficulties that left us substantially without cash, full-time employees or an ability to fund operations.  While we were able to acquire some cash through equity and debt financing transactions, this cash was used primarily to provide operating funds, pay trade creditors and maintain our operating permits, properties and mineral interests. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we are unable to obtain additional funds we may be forced to curtail or case our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders.

Currently, under U.S. GAAP, we have not completed sufficient and appropriate exploration work to determine if a viable mineral deposit or reserve exists in any of our properties.  Although we previously reported the existence of measured, indicated and inferred mineral resources on our Caribou project, these types of mineral resource estimates do not meet the current requirements of National Instrument 43-101 – Standards of Disclosure of Mineral Projects issued by the Canadian Securities Commission. Investors are advised that while terms such as “measured,” “indicated” and “inferred” mineral resources are recognized and required by Canadian regulations and Canadian GAAP, under which we previously reported, these terms are not recognized by the U.S. Securities and Exchange Commission.  Accordingly, we will not know whether a commercially viable mineral deposit or a reserve exists on our properties until sufficient and appropriate exploration work is done and a comprehensive evaluation of such work concludes economic and legal feasibility.  The estimation of measured, indicated and inferred mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves.  U.S. investors are cautioned (i) not to assume that measured or indicated resources will be converted into reserves and (ii) not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources.  It cannot be assumed that the Company will identify any viable mineral resources on its properties or that any mineral reserves, if any, can be recovered profitably, if at all. We will require additional funds in the event any of the Company’s properties are capable of being advanced beyond the exploration stage.

All of the Company's property interests are in the exploration stage and do not contain any  "reserves",  as that term is defined in Industry Guide 7 adopted by the SEC. The term “reserves" is defined in Industry  Guide 7 as "that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination."  Industry Guide 7 is available from the SEC's website at:

http://www.sec.gov/about/forms/industryguides.pdf.

Mineral exploration involves significant risk and few properties that are explored are ultimately developed into producing mines.  The probability of an individual prospect ever having reserves that meet the requirements of Industry Guide 7 is extremely remote.  The Company’s property interests,   in all probability, do not contain any reserves and any funds spent on exploration of the Company’s property interests will probably be lost. If any of the Company's exploration programs are successful, the Company will require additional funds to advance the property beyond the exploration stage.  Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.  If the Company is unable to secure additional funding, the Company may lose its interest in one or more of its mineral claims and/or may be required to cease all activities.

The address of our principal executive offices and our telephone and facsimile numbers at that address are:

Calais Resources Inc.
4415 Caribou Rd  (PO Box 653)
Nederland, Colorado 80466-0653
Telephone No.: (303) 258-3806
Facsimile No.: (303) 258-0402

Our legal name is Calais Resources Inc.  We were incorporated under the laws of British Columbia, Canada, on December 30, 1986 under the name “Millennium Resources Inc.”  We changed our name to Calais Resources Inc. on March 19, 1992.  Our Common Shares trade on the Pink Sheets under trading symbol “CAAUF.PK”.  Our fiscal year ends May 31st.

Inter-corporate Relationships

Organization Chart

Calais Resources Inc., a British Columbia corporation, owns 100% of the common shares of Calais Resources Colorado, Inc., a Nevada corporation, and Calais Resources Nevada, Inc., a Nevada corporation.

Calais Resources Colorado, Inc. owns our interests in the Caribou prospect.  Calais Resources Nevada, Inc., a Nevada corporation, owns the Company’s interest in mineral prospects in Nevada (the “Manhattan prospect”).

Business of Calais

We are in the business of researching, acquiring, and exploring for minerals on our prospects, with the goal of producing minerals on our prospects.  Our corporate philosophy has been to seek out and acquire other potential gold prospects.

If we identify prospects, we endeavor to acquire the rights to the prospect and surrounding claims. During the acquisition process, we also proceed through a due diligence period to the commencement of a full scientific analysis of the district, followed by an exploration program. Suitable results at each step in the process are a prerequisite to further exploration.  Upon suitable identification of a mineral deposit and reserve, of which there can be no assurance, we will then make the decision to either proceed with the development and mining thereof, to joint venture with another mining or exploration company, or to sell the prospect outright.

Exploration of mineral resources can be expensive.  Through the years, we have accomplished limited exploration activities with funds provided through debt and equity investment.  We have been using, and expect to continue to use, the net proceeds from periodic capital raising activities to expand our exploration operations on our Caribou project in Colorado and to commence exploration operations on the Manhattan prospect in Nevada.

If we reach the development and mining stages for any of our prospects, which cannot be assured, we plan to seek additional capital through equity and/or debt financing, and we may have to sell an interest in our prospects, enter into joint venture or other arrangements, or otherwise dilute our interest in our mineral properties in order to attract third-party financing.  We will likely only be able to attract interest in our mineral prospects on commercially-reasonable terms if we are able to show positive results from our exploration programs and our other work, such as core drilling sufficient to attract third-party financing or industry participants.  There are no assurances we will be able to obtain any additional funding or, if we do obtain such funding, that it will be on terms acceptable to us.

Our activities on our mineral interests are not significantly affected by seasonality. See “Item 2. Properties.”

The raw materials that we need for our mineral exploration activities consist of readily available consumables such as fuel and equipment.  We also contract with third parties for some of these activities and, at this time, we believe there is no shortage of these materials or contractors available at reasonable prices, although the prices and availability of these materials or services can be volatile.

Since we have not yet produced any gold or silver for sale, we have not developed any marketing channels.  If we do produce precious metals, which cannot be assured, we believe there are numerous outlets for the sale of any production.

Our operations and our prospective operations are not dependent on any intellectual property patents or licenses, industrial, commercial, or financial contracts, or new manufacturing processes.

Government Regulations and Rules

The prospects which we are exploring are subject to various federal, state and local laws and regulations governing prospecting, exploration, development, production, labor standards, occupational health, mine safety, control of toxic substances, and other matters involving environmental protection and taxation. U.S. and foreign environmental protection laws address, among other things, the maintenance of air and water quality standards, the preservation of threatened and endangered species of wildlife and vegetation, the preservation of certain archaeological sites, reclamation, and limitations on the generation, transportation, storage and disposal of solid and hazardous wastes.  There can be no assurance that all the required permits and governmental approvals necessary for any mining project with which we may be associated can be obtained on a timely basis, or maintained as required by the operator of the project.  We have spent a significant amount of money complying with the environmental laws in the United States, Colorado and Boulder County in connection with our operations on the Caribou project. We will incur additional expenses for environmental compliance should we undertake any significant activities on our other prospects.

We are not aware of any proposed or existing United States regulations pertaining to environmental matters which might have a material impact on our future financial performance. Nevertheless, the applicable governmental bodies can change the current rules and regulations in accordance with their procedural requirements, and certain governmental employees may interpret existing rules and regulations in a manner that we do not believe is consistent with the intent of those rules or regulations.  Should the regulations or their interpretation change, the changes may have a material adverse impact on our operations. See also “Item 3. Legal Proceedings – Nevada Environmental Issues.”

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  Section 1503 of the Dodd-Frank Act requires issuers that either directly or indirectly through a subsidiary operate a “coal or other mine,” as defined in the Federal Mine Safety and Health Act of 1977 (the “Mine Safety Act”), to disclose, in each periodic report filed with the SEC, certain mine safety information relating to the period covered by such report.  However, because we are in the exploratory stage, we do not meet the definitions put forth by the Mine Safety Act and, therefore, are exempt from the Dodd-Frank Act Section 1503 disclosures.  We are committed to providing a safe and healthy work environment and, upon meeting the Mine Safety Act definitions, will provide mining safety disclosures as required by the Dodd-Frank Act.

Conflict minerals, as defined by the Dodd-Frank Act, are not necessary to the functionality or production of our products.

Competition

There are a large number of other companies in the United States and abroad that are engaged in the exploration and development of prospects for gold and silver.  Many of these companies have achieved production and therefore have cash flow and have financial strength that exceeds our financial strength.  While we compete with these companies in attempting to locate and acquire mineral properties, the market for our possible future production of minerals tends to be commodity-oriented, rather than company- or brand-oriented.  Additionally, readily available markets exist worldwide for the sale of mineral products.  Therefore, we will likely be able to sell any mineral products that we identify and produce.

We expect to compete by keeping our production costs low through judicious selection of which portions of the property to develop, if development is warranted, and by keeping overhead charges within industry standards.   There can be no assurance that our current mineral interests or any additional mineral resource properties we may acquire in the future will yield reserves or result in commercial mining operations.

Property Exploration and Maintenance Activities

Our property exploration and drilling activities were severely limited during the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005 due to working capital shortages as described previously.  The following discussion describes our exploration and maintenance activities during those periods.

During our 2004 fiscal year, we commenced a drilling program on our Caribou project which was intended to expand the mineral resources we had already identified on this property. During September and October 2003, we drilled two core holes at a cost of approximately $250,000, and subsequently drilled an additional four holes at a cost of approximately $500,000. We also have updated all of the geologic information about the Caribou project in a three-dimensional program which we expect will assist us in determining future exploration activities and whether additional development drilling is warranted. We have not identified any reserves or determined whether commencement of commercial production is warranted.  Subject to receipt of adequate funding, a pilot scale underground mining program and additional exploration drilling program are expected to commence in the summer of 2011 to further identify potential mining areas and confirm mining methods and operating costs.  The results of these programs will be used to further evaluate the Caribou project.  We have continuously maintained all of our permits, including exploration, operating, water discharge, air quality control, and explosive licenses.  We have also commissioned technical reports on our assets.  These Canadian National Instrument 43 – 101 Technical Reports

were completed in February 2011 and were filed on SEDAR.  We did not conduct any additional exploration work on our Nevada prospect during the years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005 due to the aforementioned working capital shortages, but we continue to fund a significant amount of work to ascertain the status of title to the Nevada prospect.  Furthermore, we obtained an agreement from Marlowe Harvey (a significant shareholder, former officer and director of the Company, and the person who has agreed to transfer a significant portion of the Manhattan prospect to Calais) pursuant to which he recognized his responsibility to provide us evidence of good title to the mineral interests in Nevada.  Mr. Harvey and certain affiliates have assigned the title they hold in the Nevada properties to us, but there are other title conflict issues that must be resolved.  Although we believe we have enforceable contractual rights to acquire title to the disputed mineral interests in Nevada, at the present time issues surrounding the ownership of those mineral interests remain. See “Item 2. Properties – Manhattan Prospect; Nevada, USA: Gold Exploration.”  We have been assigned only portions of the ownership interest in these properties, and have located 56 of our own unpatented claims in the area.  We have recorded notice of our joint venture agreement concerning the prospect, and the 2004 Settlement Agreement with Argus Resources, Inc. (“Argus”), Nevada Manhattan Mining, Inc. (“NMMI”) and Moran Holdings, Ltd., in Nye County, Nevada.

During the fiscal year ended May 31, 2005, we sent a team to Panama to explore our Panamanian mineral concessions in the Faja de Oro District due, in part, to performance obligations stipulated in an agreement between us and our partners in Panama dated September 2005.  It was later determined that the concession applications and the concession originally issued for the original exploitation concession were not of a status with the Panamanian government that exploration could be pursued without further processing of the cession applications in Panama and the official re-issuance of the exploitation concession.  The issuance of these documents was the responsibility of the Panama companies, and the Panama companies were unable to produce written evidence of such issuance, in violation of our agreement with them.  After extensive correspondence with the Panama companies regarding these concessions, management determined that it was unable to conduct exploration activities in Panama absent the formal issuance of these concessions by the Panamanian government.  In 2007, the Panama companies declared us to be in default; we protested and declared the Panama companies to be in default.  We have since initiated arbitration with the International Center of Dispute Resolution (“ICDR”), the international division of the American Arbitration Association, seeking damages of $995,000.  There can be no assurance of a positive outcome for this arbitration and, in the event the outcome is positive, there can be no assurance as to the collectability of assets pursuant to a judgment.  We do not intend to pursue any further exploration activities in Panama.

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005 we incurred exploration and business development and general and administrative expenses as follows:

	Fiscal Year Ended May 31,
	2010	2009	2008 (unaudited)	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)	2004 (unaudited)
Exploration and Business Development Expenses	$64,541	$61,979	$107,164	$80,263	$84,207	$334,658	$993,126
General and Administrative Expenses	$1,060,289	$1,013,858	$1,374,817	$1,069,686	$860,332	$918,131	$1,373,101

Exploration and business development expenses consist of filing fees, legal agreement expense, subcontractor fees associated with exploration activities, salaries, wages and benefits associated with exploration activities, asset retirement costs, and other miscellaneous expenses directly related to exploration activities.  General and administrative expenses during this time consisted primarily of accounting and consulting fees, legal fees, administrative salaries, wages and benefits, travel and other general office costs.

Title of Mining Claims in the United States

It has been our practice to obtain policies of title insurance upon our patented mining claims as they have been acquired.  However, title insurance has generally been acquired in the amount of the purchase price of the mineral interests acquired.  Such coverage would not afford adequate protection against the loss of mineral values, or the expenditure of funds on exploration should a title defect create a loss.  If commercial mineral deposits were discovered on our patented mining claims, the value of such deposits would almost certainly greatly exceed the original purchase price of those mineral interests, as the purchase price which was often predicated on then current surface values.  Title insurance coverage would almost certainly be inadequate to compensate for the loss of such values.  The value of the surface land package in the area of our patented mineral claims has tended to increase substantially with time making it more difficult to establish a loss should a defect to title be discovered.

There are unavoidable risks in holding unpatented mining claims located under the United States General Mining Law, including potential challenges to the validity of any claimed discovery, a challenge as to whether claimed discoveries would satisfy the prudent man rule, potential errors in location or recording, and the risk of changes in the law or regulations.  Claims upon which no actual discovery exists are held by virtue of the doctrine of pedis possessio, which involves the occupation of claimed mining ground while engaged in a diligent search for a discovery of valuable minerals.  There can be no guarantee that pedis possessio rights would be recognized as to any or all of our unpatented mining claims in Colorado or Nevada if challenged by a third party.  There can be no guarantee that any claimed discovery on unpatented grounds would survive challenge by the federal government, if the government sought to challenge our title or right to occupy the ground.  No challenges are currently outstanding either by adverse locators, or by the Federal government.

Colorado

Calais, its predecessors and their joint venture partners, have periodically dedicated substantial time and effort to detect and to cure any title problems which have been identified concerning the patented mining claims. These past efforts have included full record title searches on key prospects.  Recently, we have worked with one of our lenders to remove additional title exceptions from the lender’s policy issued to them.  These searches have focused, however, on the Caribou Mine interests and the Cross Mine interests, which were the subject of past or historical mining activity.  The majority of the patented acreage owned or controlled by the Company is located at Caribou, Colorado, and past exploration activity has focused on both the Caribou and Cross Mine project areas. We have relied upon title insurance and title searches focusing on the period 1974 to date, and/or updating information contained in the title policies as issued or re-issued.  See also “Item 2. Properties.”

Nevada

We have received a litigation title commitment and updated commitment on the patented properties which are a part of the Manhattan prospect in Nevada, and initial title reports, on the unpatented claims, from a qualified Nevada landman.  These reports have been utilized in the initiation of the first stages of title curative work. As described in more detail in “Item 2. Properties -  Manhattan Prospect; Nevada, USA: Gold Exploration” we cannot offer any assurance that we can obtain full and complete title to the 28 patented mining claims included in the Manhattan prospect. However, we have received record title to a percentage of such patented claims and have recorded a Settlement Agreement granting us the right to purchase NMMI’s interest in the claims, and our 24.5% venture interest, and granting Calais exclusive operational rights.  Additional title curative work must still be completed to justify a significant expenditure on exploration of the property.  Such work is now in the early stages of completion. Likewise, we cannot offer any assurance that we can obtain good title to the 28 patented mining claims that constitute a portion of the Manhattan prospect.  See also “Item 2. Properties.”

Employees

As of the end of our 2010 fiscal year, we had two full-time employees: David Young, our President and Chief Executive Officer, and Thomas Hendricks, our Vice President of Exploration and Corporate Development. We have used and continue to use independent contractors for our mineral operations and certain day-to-day business operations, as necessary.  In January 2011, R. David Russell was appointed to our Board of Directors and he assumed the position of Chief Executive Officer and David Young remains the president and was appointed the Chief Operating Officer.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2. PROPERTIES.

Executive Offices

As of May 31, 2010 our U.S. corporate offices were located in Lakewood, Colorado. As of March 2011, our corporate offices were in Lakewood, Colorado.  We currently lease approximately 200 square feet at a rate of $262 per month for our corporate offices on a month-to-month basis from a non-affiliated third party

Caribou project, Colorado, USA: Gold/Silver Exploration

Caribou Project

Calais owns or controls 137 patented and 105 unpatented mineral claims in a 3.5 square mile area, which comprise the Consolidated Caribou District. In general, these claims can be classified as:

•
The Calais Patented Claims, which comprise the Caribou and Cross Projects. These claims include most of the currently disturbed and proposed development property at the Cross Mine (which is an underground mine). Calais owns the mineral rights to all these claims; and

•
The Caribou Property (Upper) Claims represent the majority of the Consolidated Caribou District land holdings. Aardvark Agencies, Inc. (“AAI”) is the “nominee owner” of a portion of the claims, which comprise the Caribou Property. As “nominee owner”, AAI holds record title to the parcel, however Calais retains the right to occupy, explore, mine, develop, build, and/or re-acquire the property.  AAI is controlled by Marlowe Harvey, a former officer, director and significant shareholder of the Company. Following a series of transactions between AAI, Mr. Harvey, Calais, and Mr. Hendricks, which resulted in litigation brought by Mr. Hendricks against Mr. Harvey,  AAI, Mr. Hendricks and Calais entered into a mutual release and settlement agreement effective July 18, 2000.  This agreement, which was modified in 2004, provides that we have the right to reacquire the claims held by AAI for a debenture (which we have already paid to AAI) and for a payment from Calais to AAI of “a cash amount equal to pay the capital gains triggered by the transfer” to Calais (which his ultimately deducted from the debenture).  In March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of AAI in the Caribou prospect, including the payment of $750,000 for the reacquisition, and AAI’s right to convert that debenture before it is paid.  That agreement, also defined Calais’ right to borrow against, enter in and upon the mineral interests in the Caribou prospect owned by AAI, construct buildings and mines on those prospects, and remove and sell minerals from Caribou for Calais’ own account.

The unpatented mining claims are located on federal lands and are subject to federal as well as state jurisdiction, and the requirements of the U.S. General Mining Law. Patented and unpatented claims are listed in Exhibit 99.1 filed with this report.

We are engaged in the location of additional unpatented mining claims.  There is no guarantee that additional federal lands will remain open to location, or that the General Mining Law will not be repealed or amended. Repeated attempts have been made in Congress over recent decades to repeal or to modify the General Mining Law.

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

As of May 31, 2005 through May 31, 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Caribou project:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2005
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
Mineral Interests	$-	$-	$495,573	$313,073	$279,956	$-
Furniture Fixtures and Equipment	$-	$-	$-	$-	$-	$-

Location of Property

The Property is approximately 35 minutes from the city of Boulder, to the town of Nederland along Colorado State Highway 119. The road access from Nederland to the Project is about 15 minutes, over 4.7mi (7.6km) of County Road 128. The Project has year around access. The Project site is adjacent to the county road. See Figure 2-1.

Figure 2-1
Caribou Project Location Map

Royalties, Agreements and Encumbrances

Calais’ 137 patented claims were acquired in approximately three dozen acquisitions over a period of 39 years. Calais has obtained a master title policy covering nearly all of the project properties, including properties in the permit area.  The major acquisitions for patented lands within the resource area and permit area are described below. Additionally, three claims are leased from the Duane Smith Trust, also discussed below.  See Exhibit 99.1 filed with this report.

Significant Patented Claim Acquisitions

Cross Property Acquisition – Dofflemyer Group

The Cross Property, consisting of 15-patented claims, were acquired in August 1987 by Hendricks Mining Co., from the Dofflemyer family by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated March 30, 1998.  Twelve of theses patented claims (Cross lode, Cross No. 2, Cross mill site, Crown Point lode, Juliet lode, Mammoth lode, Protection lode, Rare Metals lode, Rare Metals mill site, Romeo lode, Syndicate lode and Tacoma lode) are located in the area of modern underground development and/or permit disturbance area.

Potosi Group Acquisition

The Potosi properties, consisting of 4-patented claims, were acquired in February 1988 by Hendricks Mining Co., from the William M. Warren and Aquarius Mining Co. by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated March 30, 1998.  These patented claims (Alpine lode, Gold Coin lode, Potosi lode, and Worcester lode) are in located in the area of resource potential.

Wolcott Group Acquisition

The Wolcott properties, consisting of 4-patented claims, were acquired in August 1987 by Hendricks Mining Co., from the William M. Warren and Aquarius Mining Co. by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated April 8, 1998.  These patented claims (5/8 interest Garfield lode, Ready Cash lode, Silver Brick lode, and Defiance lode) are located near the area of resource potential. Only the Garfield lode touches the area of resource potential.

Tallman Group

The Tall properties, consisting of 3-patented claims, were acquired in November 1987 by Hendricks Mining Co., from the Tallman family by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated April 8, 1998.  Of these patented claims (3/8 interest Garfield lode, Ponderosa lode, and Monticello Chief lode) only the Garfield lode touches the resource area.

Aardvark Patented Claim Acquisitions

New York Lode and Millsite; the Brazilian lode and Millsite

The New York lode and mill site were acquired by the Company from William M. Warren and Richard A. Sigismond by Warranty Deed in October 1997 as part of a larger acquisition.  Only the New York mill site claim is within the area of resource potential and the permit area.  The Brazilian lode and Brazilian mill site claims were acquired by Aardvark Agencies, Inc. (“AAI”) by Sheriff’s deed (after assignment of the Certificate of Purchase from LNRS, LLC, the successors in title by Sheriff’s sale to the interest of Nederland Mines, Inc.) on December 17, 1998. The Brazilian lode claim is in the area of resource potential and the Brazilian mill site claim is within the permit area (a small portion is in the area of resource potential).

The New York mill site, Brazilian lode and Brazilian mill site patented claims were transferred (together with others, totaling 78 properties) to AAI as part of a larger financing transaction involving AAI.  An Agreement executed in 1999 assigned a 100% interest in 35 claims to AAI for $0.5million.  An Agreement executed in 2000 assigned a 100% interest in an additional 43 claims to AAI for $3.5 million ($1.2 million cash and $2.3 million note).  Both transfers were made subject to a recorded right to redeem and re-acquire held by the Company and further subject to a note and deed of trust in the amount of $2.3 million, held by the Company.  The Company has 10-years to redeem or re-acquire the properties.  AAI is delinquent on the $2.3 million note to the Company.  No royalties were assigned or transferred to AAI.  The Deed of Trust, recorded February 1999, from AAI to the Public Trustee of Boulder County, for the Benefit of the Company, securing an original principal indebtedness of $2.3 million affects the New York mill site, Brazilian lode and Brazilian mill site patented claims.  This Deed of Trust is purported to subordinate to the lien filed below.

In August 2003, AAI and the Company entered into deeds of trust against the Caribou property in with a loan for $4.5 million (the “Broadway Loan”) from Broadway Mortgage Corporation, Michael E. Haws, Kemp Hanley, R. Britton Colbert, Accounts Plus, Inc. and Riviera Holdings, LLC.  The Broadway Loan was acquired by Brigus Gold Corp. as part of the Company’s debt restructuring described below.

Duane Smith Trust Lease

The Duane Smith Trust has leased 3-patented claims to Hendricks Mining Co.  The claims are the Laramie County lode, Homestead lode and Gilpin County lode, totaling 9.77ac (3.95ha).  Portions of the three claims are part of the permit area.  Portions of the Smith properties are traversed by the historical mine access road, this road pre-dates the location and patent of the Smith claims.

The Smith property was originally leased by Calais’ predecessors in August 1987.  The Smith property was re-leased to Calais in 2003 for a period of 15-years, and may be extended for 3 additional five-year periods.  The lease specifically grants to lessee the right to haul, process, mine, transport, store, mill, treat, or transport on or across the Leased Premises supplies, ore, rock, minerals, waste, concentrates or other material from adjacent or nearby properties worked or owned by lessee and/or its assigns.  These rights shall be known as the “Cross Mining Rights”. Each party shall have the right to utilize existing, historical access roads, crossing the properties for all purposes.

The lease provides for a 3.5% NSR royalty on all minerals, ores, metals, concentrates, or other materials extracted and shipped from the Leased Premises.  As no mining has or will occur on these claims, and all activities involve historical access, no production royalties are incurred.  The lease specifies for a minimum advance royalty of $3,000/yr. for years 1 through 5, $4,000/yr. for years 6 through 10, $5,000/yr. for years 11 through 15.  The first 5-year lease extension is $7,500/yr. and then escalated thereafter.  The minimum advance royalty may be offset with paid production royalties.  The Company is responsible for all property and personal taxes on the leased property. Additionally, any severance or production taxes, levied on the leased claims, are apportioned.  We are obligated to maintain liability insurance, accidental injury or death insurance and workman’s compensation insurance for the term of the lease.  These leased claims are encumbered by the July 2003 Deed of Trust from Calais for the benefit of Broadway Mortgage Company described above.

Congo Chief Acquisition

On October 26, 2005, we acquired the 20-acre Congo Chief patented lode mining claim from the Estate of John W. Snyder for a price of $280,000.  This large, patented lode claim was in the immediate vicinity of other claims held by us and by AAI.  We acquired the claim with the assistance of our then financial partner MFPI Partners, LLC, which provided funding for the acquisition, and which holds a first deed of trust on the subject property in the amount of $258,956.  This note was originally payable on February 21, 2006, subject to any applicable extensions.  We defaulted on the note and negotiated with MFPI Partners and were unable to reach a formal resolution to the default.  In February 2010 this note was acquired by Brigus Gold as part of our debt restructure discussed below.

Royalties

Calais Patented Claims

All of the Patented Claims carry a 2% NSR royalty until January 27, 2018.  The January 1993 agreement allows repurchasing the 2% NSR royalty at any time during the term for $1.5 million.  The royalties are payable to Thomas S. Hendricks, the estate of Marjorie J. Hendricks and John R. Henderson.

The New York mill site claim carries a 2% NSR until April 2018.  The April 1998 document allows repurchasing 1% of the 2% NSR royalty at any time during the term for $0.75 million.  The royalties are payable to Thomas S. Hendricks, the Estate of Marjorie J. Hendricks and John R. Henderson.

Additionally, several of the mineral interests acquired by us or AAI are subject to royalty reservations in favor of prior owners of those interests, some of which are discussed above.  A total of nine of the patented mining claims bear net smelter return royalties in amounts varying from 1.325% to 3.5% of net smelter returns.  The terms of these royalties vary from perpetual to a lifetime interest only.

An additional royalty interest may affect 15 claims in the vicinity of the Cross Mine.  A royalty buy down which occurred in the 1980’s reduced the applicability of this 5% royalty to periods when the gold price was above $800 per ounce.  The price of gold has recently risen above this level for the first time since the buy down occurred.  On April 4, 2008, this royalty was renegotiated with the holder, Tusco Incorporated.  The new terms of the royalty agreement allow for a complete purchase of the royalty from Tusco for $150,000 payable at any time during the next 20 years (or three years after the death of the president of Tusco).  As consideration for the execution of the agreement, we issued 250,000 common shares of our stock to Tusco.  An additional payment of $1,500 per month will be made to Tusco during the term of this agreement or, if shorter, the lifetime of the president of Tusco.

The payment of royalties upon production, if it occurs, can negatively affect the economics of a prospective mining operation, and may hinder our ability to finance such operations.  As no production decision has been reached as to Calais’ mineral interests at Caribou, the impact of existing royalty agreements upon our ability to develop any mineralization discovered has not been determined.

The Duffy Note

On August 1, 2005, the Company issued a note (the “Duffy Note”) payable to a group of shareholders, Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober, (collectively, the “Duffy Group”),  for $807,650, in exchange for $681,000 originally infused into the Company as Share Capital, and interest accrued from the date of each infusion totaling $126,650.  The Duffy Note was secured by a trust deed on the Caribou Townsite and Mine. By October 31, 2005, the Company was in default. Since then, the note was renegotiated and restructured several times until February, 2010 when the principal and accrued interest totaled approximately $1.1 million.

In March 2010, the Duffy Note was acquired by Brigus Gold Corp. as part of the Company’s debt restructure as described below.

Defaults

Prior to February 1, 2010, Calais was in default on approximately $10.6 million based on the following:

Note Amount	(approximate)
Broadway Loan	$7,700,000
Additional Caribou Loan	$1,450,000
Congo Chief Note	$380,000
Purchase Agreement	$9,530,000
Duffy Note	$1,100,000
Total Debt	$10,600,000

Brigus Gold (Apollo Gold) Transaction

On December 9, 2009, Apollo Gold Corporation (now Brigus Gold Corp. “Brigus”) entered into a letter of intent (the “New LOI”) with the Company and Elkhorn Goldfields LLC (“Elkhorn Goldfields”) pursuant to which Elkhorn Goldfields agreed to purchase all the outstanding capital stock in Montana Tunnels Mining, Inc., a wholly owned subsidiary of Brigus (“Montana Tunnels”).  Brigus agreed to sell all of the capital stock of Montana Tunnels in exchange for (i) promissory notes held by Elkhorn Goldfields and certain investors in Elkhorn Goldfields or its affiliates (the “Lenders”) from Calais and AAI with an outstanding balance of approximately $7,700,000 relating to the Broadway Loan (the “Original Notes”), (ii) Elkhorn’s and the Lenders’ rights with respect to an additional amount of approximately $1.4 million loaned to Calais, (the “Additional Caribou Loan”) and (iii) a promissory note held by Elkhorn Goldfields and the Lenders from Calais with an outstanding balance of approximately $380,000 (the “Congo Chief Note” and, together with the Original Notes and the Additional Caribou Loan, the “Notes”).  The Original Notes are secured by certain deeds of trust registered against the Caribou property.

On February 1, 2010, Brigus, Elkhorn Goldfields and Calais entered into a definitive purchase agreement (the “Purchase Agreement”).  Pursuant to terms of the Purchase Agreement, Brigus sold all of the capital stock of Montana Tunnels in exchange for the Notes.  The Elkhorn Goldfields’ and the Lenders’ security interests in the properties against which the Original Notes and the Congo Chief Note are secured were transferred to Brigus as part of the transaction.  The Original Notes matured on July 31, 2005 (although they were never repaid) and bear interest at the rate of 12.9% per annum.  The Congo Chief Note matured on February 21, 2006 (although it was never repaid) and bears interest at the rate of 12% per annum or a default rate of 18% per annum.  Pursuant to the Purchase Agreement, Brigus agreed to forebear on the Original Notes and the Congo Chief Note (each of which, as noted above, is past due) until February 1, 2011.  In connection with the Purchase Agreement, Calais agreed to execute and deliver a promissory note to Brigus evidencing the Additional Caribou Loan (the “Additional Unsecured Note”).  The Additional Unsecured Note bears interest at the rate of eight percent per annum and has a maturity date of February 1, 2011.

On March 12, 2010, Brigus, Calais, and the Duffy Group entered into a purchase agreement (the “Duffy Purchase Agreement”) pursuant to which Brigus agreed, subject to the terms and conditions contained in the Duffy Purchase Agreement, to issue 1,592,733 common shares to the Duffy Group in exchange for the assignment of their rights, title and interest in and to, among other things, the Duffy Note.

The Duffy Group’s security interests in the property against which the Duffy Note is secured were transferred to Brigus as part of the transaction.  Pursuant to the terms of the Duffy Purchase Agreement, Calais agreed to issue common shares to the Duffy Group in payment of $435,347 of the outstanding balance of principal and accrued interest and fees of the Duffy Note (the “Calais Share Issuance”).  Immediately following the Calais Share Issuance, the outstanding balance of the Duffy Note (including accrued interest thereon) was $653,021.

The Duffy Note matured on December 31, 2009 and was not repaid.  On January 2, 2010, the Duffy Group called the Duffy Note due and payable and provided notice to Calais of the payment default on the Duffy Note.  In accordance with the terms of the Duffy Note, following an uncured default on the Duffy Note, the Duffy Note bears interest at the rate of 24%.  Pursuant to the Duffy Purchase Agreement, Brigus agreed to forebear from enforcing its right to collect principal and interest outstanding under the Duffy Note until March 12, 2011 and reduce the interest rate on the Duffy Note during that period to 8%.  In addition to the foregoing provision, the Duffy Purchase Agreement includes customary representations, warranties, covenants and indemnities for transactions of this type.

Pursuant to a Forbearance Agreement dated January 15, 2011, Brigus extended the forbearance period of the Notes and the Duffy Note from February 1, 2011 to the earlier of June 30, 2011 or the occurrence of certain events, including insolvency or bankruptcy of the Calais, the borrower.  During this extended forbearance period, the Notes will accrue interest at 8% per annum.  In connection with the Forbearance Agreement, Calais agreed that it would not undertake certain actions, including the issuance of stock, without Brigus’ prior approval.  Although, the Company has issued stock without obtaining formal written approval from Brigus, the Company has kept Brigus apprised of its activities.

Shareholder Payable

In connection with an Exploration Agreement dated December 31, 2008 (the “Exploration Agreement”) between the Company and DRDMJ, LLC, a company owned and controlled by R. David Russell, on December 20, 2008, the Company issued a one-year note payable to R. David Russell, who at the time was a shareholder of the Company and is currently the Company’s Chief Executive Officer and Chairman of the Board, in the amount of $405,410 in consideration for cash of approximately $300,000. The cash was to be used for development of the Cross Mine and processing ore at the Gold Hill mill.  In August 2009 the Company defaulted on it’s agreement with Mr. Russell and issued 5,067,650 shares of our common stock valued at $861,501 as consideration for our default under the terms of the agreement which was dissolved.  We have recorded additional expense of $456,090 in connection with this default.

Geology and Mineralization

This portion of Colorado is underlain by Precambrian basement rocks comprising the North American Craton, which has been intruded by Late Cretaceous igneous units.  The basement rocks experienced several periods of Precambrian deformation ranging from deep, ductile to more shallow brittle features.  Deeply rooted structural zones within the Precambrian rocks are linked to the development of the much younger Colorado Mineral Belt (CMB).  This belt consists of a northeast-southwest regional trend of mineralization and ore deposits that is approximately 250mi (402km) long and 80mi (129km) wide.

The Project lies near the northeast limit of the CMB.  It is hosted within the Precambrian Idaho Springs Gneiss and the Late Cretaceous Caribou Monzonite.

The origin of mineralization at the Project has been explained by two different models.  These both involve hydrothermal processes but differ as to whether the deposit was formed within a predominantly mesothermal or epithermal environment.

Mineralization is hosted within several distinct veins striking both east-west and north-northeast.  Individual veins range in width from inches to tens of feet and consist of open space fill zones containing quartz and disseminated sulfides flanked by mineralized and non-mineralized alteration zones.  Overall, the zone of mineralization and alteration has an average width of 5ft (1.5m).  Altered host rocks within and adjacent to veins show more limited sulfide mineralization due to a lesser amount of rock fracturing and open space fill.

Precious metals grades in the Project typically run 0.05-1.0oz/st-Au (1.7-34.3g/t-Au) and 0.2-30.0oz/st-Ag (6.8-1,029g/t-Ag).  Weathering has partially oxidized sulfide minerals to all depths tested to date.  The veins are distributed within two main sets, those that strike predominately east-west and those striking north-northeast.  A large number of these veins have been outlined throughout the modern exploration history of the Project.  The major zones of mineralization and their location within the Consolidated Caribou areas are summarized in Table 2-1.

Table 2-1:  Major Zones of Mineralization
Mineralized Zone	Cross	Caribou	Congo Chief	St. Louis	Northwestern	Silver Point
Crown Point Vein	X
Cross Vein	X
Rare Metals Vein	X
Romeo Vein	X
Juliet Stockwork	X
Anaconda Vein	X
Apache Vein System
South	X
Main	X	(Golconda?)
Intermediate	X
North	X
Potosi Vein	X
Gold Coin Vein	X
No Name Vein		X	X
Golconda Vein		X
Nelson System Veins
East		X
Intermediate		X
West		X
Poor Man Vein		X
North Poor Man Vein		X
5-30 Vein		X
Caribou Park Zone		X			X
Pandora Mine Vein		X
St. Louis Vein				X		X

The dominant controls on gold, silver, lead and zinc mineralization at the project are structural channeling along dilatational fault and vein planes within an environment chemically favorable for the precipitation of electrum and base metal sulfides.  Deep-seated regional structures appear to have been active at the time of mineralization and have played a vital role in the structural preparation of the host rocks and channeling of the mineralizing fluids.  The fluids and their contained metals are believed to have been derived either from a deeper magmatic source rock or from deep metamorphic processes associated with the Laramide Orogeny.

Location of Mineralization

The gold and silver-bearing veins of the project are located within the Grand Island Mining District at the northern limit of the Colorado Mineral Belt. Mineralization is hosted within several distinct veins striking both east-west and north-northeast. The main vein outcroppings are located above Coon Track Creek in and around Caribou Hill.

Mineralization tested to date is confined to quartz/sulfide veins hosted with Precambrian Idaho Springs Gneiss and the Tertiary Caribou Monzonite.

A large number of gold-silver veins have been outlined throughout the modern exploration history of the project.

Future Payments

The table below summarizes our future obligations related to the prospect area. Failure to make the minimum payments as presented below might result in the loss of the mining claims, royalty interests, or leases underlying the prospect area.

	2011	2012	2013	2014	2015
Patented	$11,114(1)	$11,114	$11,114	$11,114	$11,114
Unpatented	14,700	14,700	14,700	14,700	14,700
Royalties	18,000	18,000	18,000	18,000	18,000
Leases	5,200	5,200	5,200	6,200	6,200
Totals	$49,014	$49,014	$49,014	$50,014	$50,014

(1) Already paid

Environmental Liabilities and Permitting

The Project holds an active mine permit under the Colorado Division of Reclamation Mining and Safety (CDRMS) Permit M1977410, issued Nov 3, 1980. This permit, which limits ore extraction to 70,000 stpy, approximately 200 stpd (63,500 tpy) and land disturbances to less than 2 ac (0.8 ha) total. Current mine disturbance is 2.0 ac (0.8 ha). A $15,400 bond is held by CDRMS for final reclamation of the property.

Required Permits and Status

The mine can currently produce run of mine (RoM) ore for shipment to a mill. The mine activities are a legal nonconforming use under the Boulder County Land Use Code. Additionally, Calais holds the following permits:
•	Explosives permit No. 5-CO-013-33-1H-00625

•	Water Quality NPDES permit CO-00322751;

•	MSHA ID 0502730;

•	Colorado Air Pollution Emissions Notice (APEN) Permit No. 09BO0439F;

•	Stormwater Plan Permit No. COR040242; and

•	County building and grading permits.

We have announced plans to expand our operations at the Cross Mine. Proposed activities include the development of a new mine access and expanded underground mine workings; construction and operation of an on-site surface mill; construction of an ore storage building; development of a new access and safety road connecting two currently disconnected mine areas; implementation of site drainage controls, and other site improvements.  An amendment to the existing CDMRS permit is required for these expansion activities, as well as an increase in the posted reclamation bond.  The permit disturbance will be increased to 9.35 ac (3.78 ha). The current CDRMS permit surface disturbance may be expanded to a maximum of less than 10 ac (4 ha).  RoM production greater than 70,000 stpy (63,500 tpy) or surface disturbance of 10 ac (4 ha) or more acres requires Calais to obtain a new permit.  Along with the amendment to the mine permit, the proposed expansion activities require a Special Use Review under the Boulder County Land Use Code.  A Special Use Review Application was submitted in April 2008 and approved in September 2008.  Management believes the proposed mine expansion can meet the applicable criteria of the County Land Use Code; however, additional county building permits, county grading permits, and amendments to existing stormwater permits, NPDES permits, and APEN permits may be required following approval of the expansion plans.

Compliance Evaluation

Management believes the Cross Mine complies with all applicable state and federal regulations as well as contemporaneous reclamation of permitted disturbed areas and surrounding historic mining disturbances.

Seasonality

The surface exploration season begins in early May and continues through late November. Underground work can continue year around.

Surface Rights

Most of the claims which constitute the project property are patented private property owned 100% by Calais.

Power Supply

Electrical power to the mine is furnished by the Public Service Company Colorado via a 25kV, 3MW, 3-phase AC overhead line from Nederland. Current power delivery at the site is three phase 480V, 300kVA capacity.

Water Supply

Potable water is provided by a 275ft (84m) deep well drilled in front of the shop building. Calais also owns a 75% of one share of the historic Farmer’s Ditch Company. The water is adjudicated to the project. Calais also has other water rights available for lease. The portal discharges a small amount, which by Colorado law is considered to be an unregulated use of water unless it is put to beneficial use in which case, a water right must be obtained.

Buildings & Ancillary Facilities

There are several buildings located on the property. At the Cross Mine portal, a shop building incorporates an office, small warehouse, a one bay repair shop and a small mine dry housing safety equipment. A large warehouse building is located near the portal, which provides storage for drill core, the main mine air compressor and various larger mining supplies. At the Caribou site there is a large 2-story structure housing a shop, offices, dry and parts storage. At the Comstock site, there is a hoist building and a large metal warehouse. There is also a headframe at the Comstock mine. These buildings are in good condition. Two small cabins are also located nearby but these buildings are currently not in use.

Tailings Storage Area

There are no tailings on the mine property and the Company has no current plans to process any potential mineral reserves on site until the proper permits are in place.

Waste Disposal Area

Most of the underground development waste rock has been used to create valley fill platforms, which provide level surface for the mine facilities. There are no specific mine waste dumps located on the mine property – Caribou does have a large waste rock area.

Since the mine claims are located on private property and the topography is favorable, continued valley fill waste can be used to accommodate future underground development material allowing sufficient buffer zones to nearby drainages.  The recently revised Boulder County permit allows the storage of the waste rock on the site.

History

Ownership

The Project property has a 135-year history of ownership.  The mine was first discovered and developed by C.M. Carol in about 1876 during the silver boom at the nearby Caribou Mine and was reported to have been worked until about 1886.

In 1890, George Teal, a prominent Colorado mining man, hired Ernest LeNeve Forester, to reopen the mine.  This was designed to be a test-mining program over a two-month period to evaluate the potential profitability.  At this time, the property consisted of one patented claim, the Cross Survey #518(Foster and Carrol 1890).

The next period of mine ownership began in 1918 when Teal partnered with Todd Dofflemyer, purchased the property and founded the Cross Gold Mining Company.  By 1937, the property included three patented claims, three unpatented claims and one mill site claim (Teal 1937).  By 1939, the property had grown to include 11-patented claims, two unpatented claims and two mill site claims (Burlingame 1939).  A reported disagreement between Teal and Dofflemyer forced the closure of the mine in late 1939.

The mine remained inactive and flooded until 1974 when Thomas Hendricks obtained a long-term mining lease from the Dofflemyer family, which included a 10% NSR.  Hendricks then entered a joint venture agreement with Columbine Minerals of Denver Co. who funded the dewatering and rehabilitation of the mine (Hendricks 1998).

In 1983, Hendricks entered into a joint venture agreement with Power Petroleum, a Canadian registered company, but could not re-open operations due to the prohibitively high Dofflemyer royalty.   Hendricks and Power Petroleum, therefore chose to place the mine on care and maintenance.  The Project remained on care and maintenance until 1986 when Hendricks entered into joint venture agreement with East West Minerals of Sidney, Australia.

During the East West partnership, the Dofflemyer family agreed to sell their ownership and their 10% NSR for $750,000.  All of these claims were then subject to a 5% NSR royalty, if the price of gold were to exceed $800/oz-Au and payable to Tusco (Barrett and Schuiling 1988).

By May of 1989, East West Minerals had lost a significant investment in an unrelated property and was forced to withdraw from the joint venture.  Additionally, Power Petroleum’s interest was purchased for $200,000 and the Columbine Minerals 5% NSR was purchased for $122,000.  Once East West pulled out Hendricks purchased their entire interest in the Project.

Over the next several years Hendricks’s partnered with several others and focused primarily on continued exploration and resource development.  By 1997, Hendricks entered an option  agreement with Calais for an earned ownership of the project, and in 1998, Calais completed its full acquisition of the Project.

Past Exploration and Development

Because of working capital shortages, we performed limited exploration work on the Caribou project during the fiscal years ended May 31, 2005 through 2010.   The following table sets forth the amounts spent by the Company on exploration activities on the Caribou property during those fiscal years:

	Fiscal Year Ended May 31,
	2010	2009	2008 (unaudited)	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$37,631	$42,470	$77,741	$36,322	$23,967	$1,351

Cross Project

The Cross Project has experienced three major phases of underground development followed by an extended period of exploration drilling.

The first phase occurred during the initial discovery and subsequent mine development from about 1876 to 1886.  The mine development during this period is described as a shaft 140ft (43m) deep with sublevels at -50ft (15m) and -100ft (30m) all located within the Cross Vein.  The -100ft (30m) level was connected to surface by a 200ft (61m) cross cut.  The ore recovered during this mining phase is believed to have been toll processed at a nearby stamp mill, which serviced several other small mines active in the area.

A second major phase of mine development occurred between 1933 to 1939 under the ownership of the Cross Gold Mining Company.  During this period, development included an 850ft (259m) crosscut, a winze 235ft (72m) long and development on the -75ft (23m) level, the -150ft (46m) level and the -225ft (69m) level.  The Cross Gold Mining Company had developed within the Cross, Crown Point and Rare Metals Veins and mentioned underground exploration to intersect the Romeo Vein.  At this time, all mine work had focused mainly on ore development and very little actual mining had been conducted.  No mill existed on the site and development ore was shipped to the ASARCO smelter in Leadville, Colorado.

The third era began in June of 1973 and continued to 1983.  This work was focused primarily on mining of known veins as well as the development of newly discovered veins.  Several new veins were developed including the East and West Romeo Veins where much of the production was focused.  Ore was trucked to the former Allied Flourspar Mill in Boulder Co. that had been retrofitted to produce a flotation concentrate.  The precious metal concentrate was shipped to the smelters of Cominco at Trail B.C, and ASARCO smelters in East Helena, Montana and El Paso Texas.  Burdened by a 15% NSR and declining gold prices, mining was suspended in 1986.

In 1983 a new phase of exploration work began which included extensive underground sampling and drilling.  The drilling was conducted both underground and on surface.  The underground targets were the deeper and lateral extensions of the known veins and the surface targets were down dip projections of outcrop exposures and lateral continuations of known veins.

In 1988, an underground development program was begun on the newly discovered Apache Vein.  A cross cut was driven on the portal level northwest from the western end of the Rare Metals vein for 100ft (30m) where it intersected the Apache Vein.  Drifting on the Apache vein continued to the west for approximately 150ft (46m).  Within this distance three raises and one sublevel were also driven.  In 1993, the underground drifting and sampling program was reinitiated along the Apache and North Apache Veins at the portal level.  Approximately 800ft (244m) of drifts, raises and sublevels were completed.  This further expanded the known mineralization along the Apache Vein and confirmed the width and grade of the North Apache Vein.

Between late 1982 and 1998 a total of 116 drillholes were completed totaling 62,384ft (19,015m).  This entire drill core remains on site.

Currently, the Cross Project has been developed on four main levels and ten additional sub-levels.  The primary underground access is from a portal, which services a winze accessing all the lower levels.  All levels are outfitted by rail track.  The first level at the winze is the 9,693ft (2,954m) elevation and daylights to the portal.  This level has approximately 2,700ft  (823m) of drifting which access the Rare Metals, Cross, Crown Point, West Romeo, Apache and North Apache Veins.  The second level at the winze is the 9,637ft (2,937m) elevation.  This level has approximately 1,150ft (350m) of drifting which accesses the Rare Metals, North Rare Metals, Cross, Crown Point and West Romeo Veins.  The third level at the winze is the 9,575ft (2,918m) elevation.  The level has approximately 750ft (229m) of development drifting which accesses the Rare Metals, Cross, Crown Point and West Romeo Veins.  The fourth level at the winze is the 9,509ft (2,898m) elevation.  This level has approximately 740ft (226m) of drifting which accesses the Rare Metals, Cross, Crown Point, East Romeo and Hopewell Veins.  All total there are currently 5,340ft (1,628m) of drift development, approximately 52 raises and at least 12 stopes.  The underground workings were surveyed and well documented during 1988 and this information was carefully drafted on 1:20 scale level plans.  The underground was last accessible during the 1990 drilling program.  By 1993 it was flooded to the portal level as it remains today.

Caribou Project

Between 1980 and 1984 a new surface facility was constructed at the portal of the Idaho Tunnel.  The Idaho Tunnel, which is the 500ft (152m)–level of the Caribou was re-opened and re-equipped over a 4,000ft (1,219m) length to the Caribou shaft.  Included in this installation was a 4.16kV underground distribution system, including 2 substations.

The Caribou shaft was dewatered and rebuilt to the 1230ft (375m)-level.  Core drilling occurred on the 500 (152m)-level and the 1230m (375m)-level.  The Company also performed geologic mapping and sampling during this time.  Two tunnels were also driven on 500 (152m)-level, one to crosscut the North Poorman vein and the other to crosscut the Golconda vein.  However, development to the Golconda vein ended approximately 85ft (26m) from the vein.

Historic Production

Cross Mine

Historic production from the Cross Mine (which is an underground mine) has occurred during two development/mining phases.  During the mid to late 1930s the Cross Mine experienced a sustained period of mainly development work.  At this time, the main crosscut, winze and four levels of drifting were completed.  A minor amount of stoping is noted in the literature but there are no records of actual production.  The historical records note the lack of a mill on site however, no reference of toll milling from nearby facilities is indicated.

During the period of 1973 to 1990 the Cross Mine was reopened and retrofit for small scale production.  The earliest production occurred in 1976 the when mine was producing about 10stpd (9tpd), by 1980 a production rate of 80stpd (73tpd) had been achieved and the mine employed 11 workers.  The ore was being trucked to the former Allied Flourspar Mill in Boulder Co., which had been retrofit to produce a flotation concentrate.  The precious metal concentrate was shipped to the smelters of Cominco at Trail B.C, and ASARCO smelters in East Helena, Montana and El Paso Texas.

This production was primarily from within the Cross, Crown Point, East Romeo, West Romeo, Juliet and Rare Metals Veins.  Hendricks Mining Co (1991) reports that total production between 1977 and 1986 was in the order of 27,000st (24,500t).  During that period, the mine is reported to have produced 5,000oz of gold, 125,000oz of silver and several hundred thousand pounds of lead and zinc (Barrett and Schuiling 1988)  Burdened by a 15% NSR and gold prices which had declined from $600/oz to $400/oz by 1983, the mining was suspended.

Caribou Mine

Historic production at the Caribou Mine (which is an underground mine) commenced in 1869 and continued uninterrupted until the War Closure Act of 1940.  Operations resumed in 1945 and continued until 1955 when the owner closed the mine.  Concentrate was shipped to the Caribou Consolidated smelter in Nederland until 1919, when the smelter burned down.  Subsequent production was shipped to the ASARCO smelter in Leadville, Colorado. Over the history of operations, the Caribou Mine veins produced 20Moz of silver, and a substantial amount of gold.  A total of 31 veins were mined.

Exploration Programs

Exploration work at the Project has consisted primarily of a series of development drifts and raises, surface and underground geologic mapping, rock chip and continuous channel sampling and diamond core drilling programs from surface and underground over a period of many years.

These exploration programs mapped, sampled and diamond core drilled extensions to all known veins, discovered several new veins and indicated several areas of anomalous mineralization.  A total of 181 drillholes totaling 149,102ft (45,446m) were completed over ten years by seven different drill contractors.  The exploration work described above resulted in the delineation of anomalous gold mineralization located within at least 14 veins, each of which average 3ft (1m) in true thickness along 300ft (91m) of strike length and 350ft (107m) of down dip extent.

Mineralogical Test Program

The Company had a metallurgical test program completed on the project.  The testwork included sample compositing, composite characterization, Bond’s ball millwork index determination, flotation tests, thickening and filtration studies.  The objectives of the metallurgical study were; (1) to determine if a bulk-sulfide concentrate should be produced or two separate concentrates, namely lead and zinc concentrate, should be produced, and (2) generate data for sizing major equipment for the optimum flowsheet.  This work yielded the following results:

•	The composite sample prepared from the four individual samples, assayed 17.3g/t Au, 315g/t Ag, 0.18% Cu, 1.20% Pb and 1.16% Zn;
•	The sample had a Bond’s ball mill work index of 15.29;
•	Both bulk-sulfide flotation and sequential lead and zinc flotation schemes were evaluated. The bulk-sulfide flotation was determined to be best for maximizing precious metals recoveries;
•
Several process variables were evaluated for the bulk-sulfide flotation scheme.  They included primary grind, pH, supplementary collectors and frothers and cleaner flotation.  The optimum process conditions were determined to be a primary grind of P80 of 100 mesh or finer, pH of 9 to 10 and reagent suite of potassium amyl xanthate and methyl isobutyl carbonyl.  Cleaner flotation resulted in significant loss of precious metals to the cleaner tailing;

•	The rougher bulk-sulfide flotation will recover approximately 11% of the weight and ±90% of gold and ±85% of silver values; and

•	Thickening and filtration tests were performed on both flotation concentrate and tailings to size thickeners and filters. The tailings can be used for backfilling the mine.

Resource Estimation

The Caribou project is without known resources or reserves and the Company’s activities are exploratory in nature. There are no assurances that the Company will identify any economically viable mineral deposits on the Caribou project.

Exploration Programs

The mine is on “care and maintenance” until sufficient capital funding is obtained to initiate our exploration programs and potential restart of operations at the Cross Mine.  The project has remained on “care and maintenance” through May 1, 2011.

Manhattan Prospect; Nevada, USA: Gold Exploration

Property Description and Location

The property is located in the southern portion of the Toquima Mountains approximately 1mi east of the town of Manhattan, Nye County, Nevada, as shown in Figure 2-2.

Figure 2-2
Manhattan Project Location Map

Property Ownership

In December 1994, we paid Marlowe Harvey $1,176,000 for a 51% interest in various mineral interests known as the Manhattan prospect.  We later discovered that Mr. Harvey did not own any part of the record title to any patented and unpatented claims which were a part of the Manhattan prospect.  We are attempting to determine title to these the joint venture interests, to acquire other of the joint venture interests, and to take steps to cure title to the Manhattan prospect, and to determine whether Mr. Harvey’s claimed royalty interest exists.  To this end, beginning in October 2003 with an updated review in February 2008, we received title information relating to these prospects. It has been determined that a significant number of the original unpatented claim position was lost when the owner, claiming a default, vended title to third parties.  Other claims were re-located in the name of White Caps Mines, Inc., an entity owned or controlled by Mr. Harvey, and we have since acquired record title to the re-located claims by deed.

On March 8, 2004, we entered into an agreement (the “Harvey Settlement”) with Marlowe Harvey and his related entities by which Mr. Harvey and his related entities agreed to assign their interests in the Manhattan prospect to Calais and agreed to convey to Calais (not later than December 31, 2005) the entire right, title and interest in the Manhattan prospect from all parties (“marketable title”).  We agreed to pay one of Mr. Harvey’s related entities 250,000 shares of Calais restricted stock upon receipt of marketable title.  We agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock to Argus Resources, Inc. (“Argus”), one of Mr. Harvey’s related entities, upon identification of gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces.  To our knowledge, Mr. Harvey has not attempted the curative measures necessary to provide marketable title to the mineral interests to us and, even if he commences this work, we cannot offer any assurance that he will be able to do so.  We are continuing our own efforts to pursue curative action with the intent of commencing active exploration of the properties beyond mapping and surface reconnaissance.

Based on a preliminary review of this information and assignments that we received in July 2004 from Mr. and Mrs. Harvey and certain affiliated companies as a part of the Harvey Settlement (which assignments Calais has recorded in the Nye County, Nevada records), it appears that the record ownership of the various prospects is as follows:

•
The 28 patented mining claims appear to be owned by Calais (which received assignment of these claims from Argus Resources, Inc. in July 2004) as to a 60% undivided interest, and by NMMI as to a 40% undivided interest;

•	42 unpatented mining claims appear to be owned by Calais (which received assignment of these claims from White Cap Mines, Inc. (owned by Mr. Harvey) in July 2004);

•	56 unpatented mining claims appear to be owned by an individual named Anthony Selig or entities associated with Mr. Selig (the “Selig Claims”); and

•
The remaining claims appear to be owned by Calais or by Calais and NMMI in the 60-40 ratio described above for the patented claims (the “Argus Unpatented Claims”).  Our ownership of these claims was received by a July 2004 assignment from Argus Resources.

Mr. Selig has denied any obligation to convey any portion of the claims directly to us, but, has admitted an obligation to convey his interest in claims listed in a 1997 agreement between Selig and NMMI to NMMI. Selig is fully aware of the outcome of the Calais/NMMI litigation, and he and his counsel have indicated a willingness to tender the NMMI deed to the District Court in and for Nye County if properly directed to do so.  We believe that the settlement of the NMMI litigation reached in September 2000 (the “2000 Settlement Agreement”) results in NMMI being obligated to convey its interests in the prospects to Calais, subject to the terms of the settlement, including payment of royalties to NMMI from production.  These claims would also be subject to the Manhattan Project Joint Venture (“MPJV”) as discussed below.  We are currently unable to locate any person with authority to act for NMMI; management is evaluating the possible invocation of the jurisdiction of the District Court to accept the Selig deed on behalf of the joint venture, and subject to the terms of the recorded settlement.  We also plan to deposit the remaining funds due to NMMI with the registry fund of the Nye County, Nevada District Court, as NMMI itself cannot be located or contacted.

As indicated above, we have only recently been able to commence any title review of the property.  The record title consists of a number of inconsistent and incompatible documents.  Consequently, there can be no assurance that the preliminary conclusions reached above are accurate or complete.  We have been advised that a quiet title suit will be necessary in order to initiate a full exploration program, with which conclusion management has agreed.

We cannot offer any assurance that we will be able to obtain legal title to the mineral interests that we believed we acquired in December 1994 and pursuant to the Harvey Settlement and resulting deeds.  We do not intend to expend any funds on exploration of this property until the title situation has been resolved to our satisfaction.  We have begun active efforts to begin necessary curative actions sufficient to allow active exploration to commence.  There is no assurance that the curative actions will be successful.

Mineral Titles

The Project is comprised of 183 unpatented (3,370ac/1,363ha) and 28 patented (428ac/173ha) claims, 211 claims in all totaling 3,798ac (1,537ha).  See Exhibit 99.2 filed with this report.

The mining law of 1872 established a process, which a claimant may bring a claim to patent.  When patented, ownership of the land and mineral rights transfer from the Federal Government to the claimant.  The U.S. Bureau of Land Management (BLM) and the U.S. Forest Service (USFS) manage the lands covered by unpatented claims.

To maintain unpatented mining claims in good standing, a claim holder must make annual maintenance fee payments to the BLM of $140.00 per claim, plus a $10.00 per claim process fee totaling $150 per claim.  Fees are payable in the County in which the claims are located.

We believe that all claim filings are current and that the claims are valid until August 31, 2011, when the next annual maintenance fee payments and filings are due.

The table below summarizes our future obligations related to the prospect area. Failure to make the minimum payments as presented below might result in the loss of the mining claims, underlying the prospect area.

	2011	2012	2013	2014	2015
Patented	$571	$581	$591	$601	$611
Unpatented	25,760	26,198	26,643	27,096	27,557
Totals	$26,331	$26,779	$27,234	$27,697	$28,168

Ownership of Project claims is divided into 2 areas:
•	Manhattan South Project Area (MSPA). This areas consists of 28 patented claims and 127 unpatented claims; and
•	Manhattan North Project Area (MNPA). This area consists of 56 unpatented claims.

The Manhattan South Project Area (MSPA)

The MSPA consists of 28 patented claims (Table 2.2.1) and 127 unpatented claims totaling 2,678ac (1,083ha) more or less.  These claims are located within an historic mining district, and as a result, some of these have been subject to numerous assignments and litigation through the years.

The Manhattan North Project Area (MNPA)

The Manhattan North project area has 56 unpatented claims totaling 1,120 acres more or less.  The claims, known as the Wild Horse claims, numbered 1-57 (no #11 claim), were located by Calais on or around Feb-Apr 2004.  The claims are located on BLM administered lands, Calais is the claimant and owns a 100% interest in these claims.

Legal Issues

Overview Regarding Unpatented Claims

As is the case for all companies in the US, there are unavoidable risks in holding unpatented mining claims located under the General Mining Law.  These include potential challenges to the validity of any claimed discovery, a challenge as to whether claimed discoveries would satisfy the prudent man rule, potential errors in location or recording, and the risk of changes in the law or regulations.  Claims upon which no actual discovery exists are held by virtue of the doctrine of pedis possessio, which involves the occupation of claimed mining ground while engaged in a diligent search for a discovery of valuable minerals.  There can be no guarantee that pedis possessio rights would be recognized as to any or all of the unpatented mining claims in Nevada if challenged by a third party.  There can be no guarantee that any claimed discovery on unpatented grounds will survive challenge by the federal government, if the government sought to challenge title or right to occupy the ground.

Royalties, Agreements and Encumbrances

Royalties

At the MSPA, there is a 2% NSR royalty payable to the MPJV on production from;
•	All patented claims;
•	The Argus Unpatented Claims; and
•	The Surviving Selig Claims.

There are no royalties payable on the White Caps Claims.

There are no royalties associated with the Wild Horse Claims located in the MNPA.

Encumbrances

Manhattan Property Joint Venture (MPJV)

MSPA is potentially subject to the following encumbrances:

•
The Manhattan South Project Area’s origination is the Manhattan Properties Joint Venture as formed in June 1993 between NMMI, Marlowe Harvey/Maran Holding, Inc. (Harvey), and Argus Resources, Inc. (Argus).  The initial joint venture property consisted of 28 patented claims and 29 unpatented claims.

•
Concurrent with the MPJV formation, 13 of the original claims were encumbered for a $532,000 note in favor of Anthony C. Selig (Anthony Selig Note).  Selig, who was a contract purchaser of the properties, was granted the Deed of Trust for his role in allowing a 40% interest in certain of the unpatented and patented claims to be transferred from Argus to NMMI.  The Selig Entities were the original owners of the patented and unpatented mining claims comprising the Manhattan Properties, or had contracts to acquire those interests on various terms under agreements which were themselves subject to several amendments over time.  In March 1997, NMMI entered into a Sale and Purchase agreement with the Selig Entities to repurchase the Anthony Selig Note for $375,000.  NMMI (Manhattan Properties Joint Venture’s 24.5% partner) fulfilled the terms of the note with payments on March 1997 and June 1997.  Calais is in possession of this satisfied note, which has not yet been released of record.  The Selig entities have not yet released the quitclaim deed to the 1997 properties which is currently being held by Selig’s attorney.

•
In 1997, NMMI encumbered the Manhattan Property joint venture through NMMI’s 24.5% share.  NMMI entered into a Subscription Agreement with Silenus Limited on April 14, 1997.  The Subscription Agreement required NMMI to grant Silenus Limited a $2,000,000 deed of trust encompassing the Manhattan Property until the Debentures issued to Silenus are converted, redeemed or paid in full.  Further title investigation has determined that the Silenus deed of trust, executed by NMMI, has been recorded and does purport to encumber any after-acquired title of NMMI.  Calais, which was the majority interest holder in the venture at that date, questions the ability of Silenus to encumber the joint venture property and the Calais and Argus interests in those properties. All of the above Manhattan South Project Area properties (28 patented and 131 unpatented claims) may be encumbered by the Silenus lien.  The existence and status of the Silenus lien, and whether it attaches to any venture properties, is a material concern regarding title to the Manhattan South Project Area and must be resolved before a significant expenditure on exploration of the properties is undertaken. Not all of the unpatented claims purporting to be encumbered are current claims, or, claims titled in NMMI at the time of the purported encumberance.
•
The 2000 Settlement Agreement provides for Calais Resources and Argus Resources to pay to NMMI and Jeff Kramer (an officer of NMMI) $300,000 total plus 5% interest (four $75,000 annual payments, the first payment at closing and a payment on each anniversary of closing).  This payment was to reimburse NMMI’s payment of the Anthony Selig Note paid by NMMI in June 1997.  Four $37,500 payments were made to Jeff Kramer and only two $37,500 payments were made to NMMI, as NMMI could not be located after the initial two payments were made; Calais made tender of the funds, but all correspondence was returned as un-deliverable.  Two contractual payments, totaling $75,000, have not been made to NMMI.  NMMI has no address and no living officers or directors have been located.  Calais has resolved to deposit the remaining payments totaling $75,000 with the District Court as part of a proposed curative action.

•
The 42 unpatented claims, originally located by White Cap Mines, Inc., (and which were themselves re-locations of prior Selig claims) were conveyed to Calais Resources Nevada, Inc. in July 2004, by Quitclaim deed dated July 20, 2004, recorded August 10, 2004, between White Cap Mines, Inc. (Marlowe Harvey, President) and Calais Resources Nevada, Inc.  The 42 unpatented claims were originally located in Range 44E and are currently listed in Range 41E in the Nye County Recorders records and the BLM-LR2000 claim reports.  Further survey work, and or claim location work may be required.  Work to correct the description of the proper range in documents recorded in Nye County and with the BLM was completed in 2008.  The claims are believed to have been properly located on the ground in Range 44E, and it is further believed that Nevada curative statutes allow correction of the error in the recorded documents.

•
WC-114, WC-115, WC-116, WC-117 unpatented claims are titled to Argus Resources, Inc.  Further curative title work is required, which may consist of a clerical error at BLM, which received a deed transferring these interests to Calais.

•	WC#14, WC#16, WC#18, WC#20, WC#106, WC#108, WC#110, WC#112 and WC# 145 are dual claimed by Calais and Selig. Further curative title work is required.
•	Calais has also entered into the Harvey Settlement Agreement discussed above.

The Manhattan North Project Area (MNPA)

There are 2 senior claims immediately north of the common corner of Sections 4, 5, 8 and 9 of T8N, R44E.  The claims are Wild Cat and Wild Cat #1, located in 1981, currently owned by Jason and Mark Pauley.  This is the area of Wild Horse claims # 44, 47, 48, and 51.  These claims are senior to the Wild Horse claims.

There are claims contiguous to the Wild Horse claims.  While these claims do not encumber the project area, they do bound the project area.

Round Mountain (Smoky Valley Common Operation – Joint Venture between Kinross Gold Corporation and Barrick Gold Corporation) controls a large block of claims contiguous to the north, northeast and east of the Wild Horse claims.  These are the MAN claims.  Round Mountain controls claims to the south of the Wild Horse claims.  These are the SAL claims.  In addition, Round Mountain controls claims to the west of the Wild Horse claims.  These are the SEP claims.

Newcrest Resources controls claims to the south east of the Wild Horse claims, immediately adjacent to the Round Mountain claims.

Geology and Mineralization

The geology at the Manhattan project consists of a three main rock types.  The most abundant are Paleozoic age, foliated quartzites, marbles, schists and phyllites.  These are cut by Cretaceous age granitic intrusive rocks.  Both of which were subsequently cut by a Tertiary age caldera complex and its associated volcanic rocks.  Faulting of the Paleozoic age rocks related to later tectonic events add to their complexity.

There are four types of mineralization found in the Manhattan project area.  These are 1) Gold-quartz veins; 2) Folded and faulted replacement gold deposits within the meta-sedimentary rocks; 3) Disseminated gold with pyrite and arsenopyrite in limestone; 4) Gold associated with arsenic, mercury, and stibnite.  All of these styles of mineralization appear to be concentrated along faults structures and bedding.  The mineralization is believed to have occurred during three events dated at 75Ma, 45Ma, and 16Ma (Shawe et al 1986).  The main mineralization in the White Caps Mine area is the gold associated with mercury and arsenic.

Exploration

In the past, exploratory drilling was conducted in the Manhattan South area focused on defining resources within the Cambrian aged White Caps Limestone unit near the White Caps Mine.  Several exploration companies over the years have drilled mostly reverse circulation (RC) drillholes.  The most comprehensive program was conducted from 1982 through 1984 targeting a shallow, bulk tonnage open pit type mineralization.  A few of these holes encountered discrete, high-grade gold zones but wider intercepts of disseminated gold mineralization were not found.

In 1995, Calais commissioned a magnetotellurics survey over the entire property.  The results of this survey showed a series of anomalies that occur in a linear trend parallel to the general strike of the Paleozoic rocks in the Manhattan South area.  A drill program was completed in 1997 to target the magnetotellurics anomalies.  The results showed that anomalous gold mineralization is associated with some of the magnetic anomalies.

The Manhattan North area is an exploration target that was staked in 2004.  This is an area of northwest-southeast striking veins and mineralized shear zones with anomalous gold values.

Environmental Liabilities and Permitting

There are no current activities requiring permits.  Mine tailings located on or near several of the properties have not been the subject of evaluation.  The majority of those tailings had been previously conveyed by prior owners to Anthony C. Selig.  The areas of dumps and tailings conveyed to Anthony Selig were surveyed and described prior to conveyance in several 1989 deeds.  Calais has been contacted by the State of Nevada, Division of Minerals and the United States Forest Service regarding environmental remediation on the Manhattan project.  See “Item 3. Legal Proceedings – Nevada Environmental Issues.”

Required Permits and Status

Calais has not applied for nor holds any permits for exploration or mining activities on Calais owned or controlled lands.  Calais has no posted bonds with Nevada Department of Environmental Protection (NDEP) or BLM.  The most recent exploration program was conducted in the 1997.

The BLM manages surface disturbances associated with mining activities under 45 CFR 3809 and Nevada manages the reclamation of mining activities under NRS 519A, with the intent of preventing undue and unnecessary degradation to lands in Nevada.  Prior to exploring any Calais owned or controlled lands, an Exploration Plan of Operation and Reclamation Permit Application, satisfying the requirements of the BLM and NDEP must be filed, along with appropriate permit fees and reclamation bond.

Similarly, prior to mining any Calais owned or controlled lands, a Plan of Operations, satisfying the requirements of the BLM and NDEP, describing the proposed operations, detailing operating practices that prevent undue and unnecessary degradation, and presenting the reclamation practices that will be undertaken must be filed, along with the appropriate fees and reclamation bond.  Prior to the authorization of the Plan of Operations, a National Environmental Policy Act (NEPA) analysis is typically required to describe the proposed activities and disclose potential environmental impacts.  This analysis can take the form of an environmental assessment (EA) or environmental impact statement (EIS).

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

The Manhattan Project lies within the Basin and Range physiographic province of Central Nevada.  This province consists of northerly trending mountain ranges with 2,000 to 5,000ft (610 to 1,500m) of topographic relief above relatively broad and flat intervening valleys.  The Manhattan Project is located on the southwestern flank of the Toquima Mountain range at elevations between 7,600 to 8,000ft (2,300 to 2,400m) above mean sea level.  The topography is considered “mature” and generally of moderate-relief.  The northern boundary of the South Manhattan area is located near the headwaters of a seasonally flowing stream in Consolidated Canyon.  Vegetation is sparse consisting of Pinion Juniper and sagebrush.

Operating Season

The typical exploration season would be from mid-March through the end of November.  If snow removal equipment is used, the exploration season can be extended through the winter months.

Surface Rights

Calais’ interests cover surface rights to the 428ac (173ha) included within the 28 patented claims.  Surface access is provided to the remaining 3,370ac (1,364ha)  of federal land by the 1872 Mining Law.  Applications for exploration activities must be filed with the appropriate agencies if surface disturbance is to occur.  Calais is currently negotiating a land exchange, which may involve a trade of one patented claim of lesser mineral interest for a claim of greater interest and of equal or greater size.

Power and Water Supply

Currently, there is no electric service or water supply at either the White Caps or Consolidated Mines.

Buildings, Ancillary Facilities and Mines

There are no usable buildings or facilities at the property.  All mines on the prospect are underground mines.

Tailings Storage Area

There is a small tailing disposal area located at the White Caps mine site.  The tailings are dry and cover an area of about one half acre.  The runoff of the tailing area is currently uncontrolled.  There are several potential areas for valley fill type tailings disposal.  Several areas of tailings and dumps in the vicinity of several of the patented properties were previously conveyed by prior owners to Anthony C. Selig.

Waste Disposal Area

There are several small waste disposal piles at both the White Caps and Consolidated Manhattan Mines.  All are located in close proximity to the old shaft or winze openings and all combined contain approximately 250,000st (227,000tonnes) of material.  There are no obvious signs of any acid generation and sulfides are rarely visible in the piles, most of the material consists of unaltered country rock.

History

Ownership

The Manhattan Project centered on the historic White Caps Mine, which operated continuously from 1906 until 1942, and intermittently from 1942 until 1964.  The Keystone claims and the Jumbo Mine Group claims comprise the historic White Caps Mine.  After the discovery of the White Caps mine in 1905, the first formal company to own the property was the White Caps Mining Company, formed in 1915 (Gibbs 1985).  In 1925, the White Caps Mining Company sold the property to the White Caps Gold Mining Company.  The White Caps Gold Mining Company leased the property in 1931 to W.J. Fancher a former mine superintendent for the White Caps Gold Mining Company.  Between 1933 and 1934, 25 to 30 unnamed leasers operated in the White Caps Mine between the 800-level and the surface (Mining World).  Although substantial work has been done to consolidate and rationalize titles to the unpatented and patented claims, additional curative work will be necessary.

Past Exploration and Development

Exploration work on the Manhattan Project claims consists of geologic mapping, rock chip sampling, geophysical surveys, drilling and underground drifting.  The majority of the modern bedrock mapping was conducted by Shawe during the period between 1984-2004.  Shawe also conducted rock chip sampling of the quartz veins in the North Manhattan area prior to his report on the same in 1986.

Several exploration companies over the years have drilled the property mainly using reverse circulation drilling.  The most comprehensive program was conducted from 1982 through 1984 by Freeport Mineral Company.  They completed 72 drillholes near the historic mining areas to test shallow and deep-seated mineralization potential near the White Caps, Manhattan, Consolidated and Litigation Hill Mines.  A few of these holes encountered discrete high-grade gold zones but broader intercepts of disseminated gold mineralization were not found.  A significant drill intercept was encountered in drill hole WC-49.  This drillhole reported 25ft of 0.698oz/st (23.9g/t) from 465ft to 490ft (142m to 149m) in depth.

In 1986, NMMI drilled over 10 holes up to 120ft (37m) deep with a truck mounted reverse-circulation drill.  The program was targeting shallow mineralization and the results were not encouraging.  In 1988, NMMI drilled five more holes with a truck mounted rotary drill rig targeting deeper mineralization than previously.  These drill holes were all between 200ft-525ft (61m-160m) deep.  The results of this program encountered several intercepts of anomalous gold but no coherent zones of mineralization were established.

In September 1993, a 1,200ft (366m) decline was driven by Harrison Western for NMMI in an attempt to intercept the high-grade gold intercept identified by Freeport in drillhole WC-49.  The decline was completed in March 1994.  It was successful in locating the gold mineralization but did not encounter the high-grade intercept.  This decline could be used for future drill programs.

Historic Production

The White Caps Mine was the largest producer in the Manhattan district.  The mine operated from 1905 until 1964 and is reported to have produced approximately 120koz of gold (Anderson 1990).  Other mines within the project area include the Nevada Manhattan, the Manhattan Consolidated, the Jumbo, the Bath, and the Union Consolidated Mines.  All of these together are reported to have produced an estimated 30koz of gold (Anderson 1990).  Koschmann and Bergandahl (1968) report that a total of 280koz of gold were mined from lode claims within the Manhattan district.  However, they do not quantify exactly which mines were included within the “Manhattan District”.

Field Surveys and Expenditures

In the past, exploratory drilling focused on defining resources within the Cambrian aged limestone unit near the White Caps Mine.  Several exploration companies over the years have drilled mostly reverse circulation to test for gold and silver mineralization.  The most comprehensive program was conducted from 1982 through 1984 targeting a shallow, bulk tonnage open pit type mineralization.  A few of these holes encountered discrete high-grade gold zones but broader intercepts of disseminated gold mineralization were not found.

In 1995, Calais commissioned a magnetotellurics survey over the property.  The results of this survey showed a series of anomalies that occur in a linear trend parallel to the general strike of the Paleozoic rocks.  A drill program was completed in 1997 to target the magnetic anomalies.  The results showed that anomalous mineralization is associated with some of the anomalies.  Overall, the drilling success rate was very low with only one drillhole reaching the intended target due to poor ground conditions.

The Manhattan North area is an exploration target that was staked in 2004.  This is an area of northwest-southeast striking veins and mineralized shear zones with anomalous gold values.

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2005 through 2010 on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008 (unaudited)	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$27,076	$18,831	$36,125	$22,779	$27,702	$2,040

As of the fiscal years ended May 31, 2005 through May 31, 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008 (unaudited)	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Mineral Interests	$-	$-	$-	$-	$-	$-
Furniture, Fixtures and Equipment	$-	$-	$-	$-	$-	$-

Resource Estimation

The Manhattan project is without known resources or reserves and the Company’s activities are exploratory in nature. There are no assurances that the Company will identify any economically viable mineral deposits on the Manhattan project.

Exploration Conclusions

The Manhattan project is a historical producing gold mine with subsequent exploration drilling.  Recent attempts to define a disseminated shallow gold resource were never fully completed.  However, numerous relatively narrow and high-grade intercepts have been found.  Further efforts to define a deeper gold resource have been hampered by drilling reverse circulation from surface due to the depth of the mineralization and poor drilling conditions within the overlying rocks.

Proposed Work

We do not intend to perform any significant work on the mineral interests constituting the Manhattan prospect until (if ever) the uncertainties relating to the title to those mineral interests are resolved.  Consequently, as of the date of this report, we have not allocated an exploration budget for those prospects.

Panama Prospect: Gold Exploration

Acquisition Details

Pursuant to an agreement dated October 6, 2000, we received an option to purchase a 40,000-acre mineral concession in an historic gold producing district of Panama with Panama Mining of Golden Cycle of Panama Incorporated (“PMGC”). We acquired concessions to 61,000 acres in the eastern Veraguas district of Panama in 2001 through a five-year lease agreement with PMGC and a related company, Golden Cycle of Panama, Inc. (“GCP”).  The prior agreements were cancelled in a new Purchase Option Agreement we entered into on February 28, 2003.  As consideration for the Purchase Option Agreement, we (1) issued 200,000 shares of stock to the two owners of PMGC and GCP (Mr. and Mrs. Gary Zook as to 50% and Herbert Hendricks as to 50%) (including 100,000 shares initially issued in 2000); (2) paid $10,000 total amount to the two owners of PMGC and GCP; and (3) assumed $15,750 of the seller’s payables to third parties.  We also committed to perform certain work on the prospects. As a result of an extension agreement entered into on January 31, 2004, we had an obligation to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. We also hired a shareholder of the sellers, Herbert Hendricks, to oversee the project, and we paid him $3,500 per month through June 2004 (when we terminated the contract) to do so.  Herbert Hendricks is the brother of our vice-president, Thomas Hendricks, but they do not share the same home; they make independent business decisions, and are not otherwise affiliated.

Subsequent to the extension agreement of January 31, 2004, it was determined that the concession applications and the concession originally issued for the original exploitation concession were not of a status with the Panamanian government that exploration could be pursued without further processing of the concession applications in Panama, and the official re-issuance of the exploitation concession.  We also determined that we were not interested in pursuing placer deposits on the concessions, in which PMGC and GCP continued to be interested.

Effective on September 15, 2005 we entered into a “Further Extension and Restatement of Purchase Option Agreement-Republic of Panama Concessions” wherein we and PMGC and GCP amended and restated all prior agreements. The parties agreed to split the hard rock portions of the concession applications (to us) and the placer portions of the concessions (to PMGC and GCP).  We surrendered our entitlement under the prior agreements to explore and develop the Panama concessions.  In addition, the responsibility of validating the Panama concessions and applications, and of recording necessary evidence of the new agreement was allocated to PMGC and GCP.  Highlights of the September 15, 2005 agreement (the “September Agreement”) are as follows:

--we were granted a 1-year option to acquire the hard rock concessions for a price of $4.5 million US;

--we were granted the full and exclusive right to access, explore, develop and mine the hard rock portions of the concessions;

--PMGC and GCP represented and warranted that it had full title to the concessions and applications, and made additional representations and warranties regarding its ability to enter into the agreement, and to properly register the agreement, and to complete processing of the concessions and applications;

--PMGC and GCP were granted a 2% NSR royalty on production from the concessions creditable against the option purchase price;

--we undertook to make payments to PMGC and GCP of $65,000, which payments were made;

--we undertook to pay PMGC and GCP $25,000 per year beginning on September 15, 2006 and on each September 16 thereafter through 2015;

--we committed to spend $175,000 on qualified exploration expenditures prior to September 15, 2006, and $100,000 per year thereafter, with certain carryover credit provisions; and

--PMGC and GCP made extensive warranties and representations concerning the status of the concessions and applications.

Subsequent to the execution of the agreement, we engaged in extensive correspondence with PMGC and GCP concerning the status of the concessions.  We were also subjected to repeated demands by PMGC and GCP to fund environmental studies, legal costs and other matters related to the processing of the concessions, which responsibilities were allocated to PMGC and GCP under the September Agreement.

We ultimately determined that we could not pursue active exploration work on the concessions without the formal issuance of the concessions by Panamanian authorities.  We received vague and partially responsive replies to our requests for the completion of the processing of the concessions, and for status reports concerning the same.  In the spring of 2007, we received repeated requests for funding from PMGC and GCP for the purpose of “saving” and/or processing the concessions. We initially funded these requests, but became disturbed concerning the repeated demands, which appeared to be outside of the September Agreement, and ultimately refused to fund additional demands without provision of the documentation required by the September Agreement.

In late spring and early summer of 2007, PMGC and GCP declared us to be in default.  We protested the default in writing, and declared PMGC and GCP to be in default under the September Agreement.  Shortly thereafter, PMGC and GCP took the position that the Panama agreements, including the September Agreement, were void or of no legal effect in Panama, despite their own representations to the contrary in those agreements.

We have since initiated arbitration with the International Center for Dispute Resolution, the international division of the American Arbitration Association.  We are seeking a declaration concerning the currency and validity of the concessions, and, in the alterative, damages of $995,000.

The arbitration is still pending before the ICDR, and the parties are in negotiations concerning resolution of the dispute.  If negotiations fail, an arbitrator will be appointed and the arbitration will proceed.  Management has determined that it lacks confidence in PMGC and GCP concerning their performance under existing agreements, and has stated a strong preference to be bought out of its interest under the September Agreement, or to otherwise terminate its involvement with the Panama concessions and operations.

There is no guarantee of a positive outcome of the arbitration or in determining our position in the concessions under the September Agreement.  There is no guarantee, even if the outcome of the arbitration is positive, that we could recover a judgment against the assets of PMGC and/or GCP.  If we are determined to hold a valid interest in the concessions under the terms of the agreement, there is no guarantee, given the past inability of PMGC and GCP to perform their contractual obligations, that the Panama concessions and applications will be processed to the point of being valid and enforceable within Panama pursuant to Panamanian mining law then applicable.  In 2007, we determined that, regardless of the outcome of the arbitration, we will not undertake any exploration programs or mining operations in Panama.  Since the initiation of the arbitration, we have been able to obtain only second-hand information concerning the properties, and PMGC and GCP have been uncooperative in providing any information. We and our management have reason to believe that PMGC and GCP have continued to deal with the Panama concessions and concession applications as if our interest under the September Agreement did not exist.

ITEM 3. LEGAL PROCEEDINGS.

Other than discussed below, as of April 30, 2011, we are not involved as a plaintiff or defendant in any active, pending or (to our knowledge) threatened, legal proceedings which would be material to our operations. Also, except as described below, we are not aware of any material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or our subsidiaries.

On March 8, 2004, we entered into an agreement with Marlowe Harvey, his wife Judy Harvey, and several related entities by which Calais and Mr. and Mrs. Harvey resolved a number of issues that had arisen between them. Under the agreement,

•
Mr. Harvey and Calais agreed on a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of AAI in the Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728) and AAI’s right to convert that debenture before it is paid;

•
Further defining Calais’ right to borrow against, enter in and upon those properties, construct buildings and mines on those properties, and remove and sell minerals from those properties for Calais’ own account;

•
Mr. Harvey and his related entities agreed to assign their interests in the Manhattan prospect to Calais and completed this assignment in July 2004.  In addition, Mr. Harvey and his related entities also agreed to convey to Calais (not later than December 31, 2005) the entire right, title and interest in the Manhattan prospect from all parties (“marketable title”).  To our knowledge, Mr. Harvey and his related entities have not commenced the work necessary to obtain marketable title.  Upon receipt of marketable title, Calais agreed to pay one of Mr. Harvey’s related entities 250,000 shares of Calais restricted stock.  Calais agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock to Argus Resources, Inc., one of Mr. Harvey’s related entities, if Calais identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces.

•	Mr. Harvey and his related entities agreed to comply with their shareholder filing obligations in the United States and Canada (if any) not later than April 30, 2004.

Mr. Harvey also agreed to return a stock option agreement to Calais which evidenced the option to acquire 82,500 shares of Calais common stock granted to him in November 2002. That option expired on November 15, 2004, and had an exercise price of US$0.80 per share. Mr. Harvey did not comply with this obligation.

•
Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$.55.  This proposal was defeated by the shareholder vote held at the shareholder meeting on November 10, 2004.

•	Calais agreed to retain Mr. Harvey as a consultant for one year at US$3,000 per month. Mr. Harvey resigned as a consultant as of June 1, 2004.

To facilitate the settlement, Thomas S. Hendricks agreed to transfer to Mr. Harvey a debenture for Cdn $984,000 that Mrs. Harvey had assigned to him in 2000.  Mr. Hendricks executed the assignment of this debenture and delivered both the original debenture and the assignment to Calais to hold pending Mrs. Harvey’s acceptance of that debenture in a manner that complies with applicable securities laws.  To date, Mrs. Harvey has refused to return to Calais documents that Calais believes is necessary to show compliance with securities laws, and Mrs. Harvey has not proposed any alternative procedure.  Consequently, the debenture is still registered in Mr. Hendricks’ name and will remain so registered until Mrs. Harvey provides Calais with sufficient evidence of compliance with applicable securities laws.

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

Subsequent to May 31, 2010, on December 15, 2010, the Company entered into a Settlement Agreements with AAI and Mrs. Harvey for said debentures wherein the parties agreed that Ms. Harvey would accept as full payment for her two debentures totaling $2,998,257, for cash of $149,368 in cash and a total of 8,890,638 shares of our restricted common stock.   The cash was paid on December 15, 2010 and the shares were issued on December 20, 2010 to an escrow agent to hold the shares until the Cease Trade Order in British Columbia has been revoked.

Further, under the December 15, 2010 settlement, Argus accepted as full payment for its debenture (originally totaling $220,723) 659,730 shares of our restricted common shares. These shares were issued on December 20, 2010.

See also “Item 2. Properties - Panama Prospect: Gold Exploration - Acquisition Details” for information about the pending arbitration relating to disputes involving our former Panama prospect.

Nevada Environmental Issues

We have been approached by the State of Nevada, Division of Minerals (“Nevada Division of Minerals”), with regard to the need for safeguarding and public notification of several dozen mine openings in the area of our properties in Nevada and are working with the Nevada Division of Minerals to set forth a plan of remediation.  Management’s current cost estimates for this remediation are in the range of $25,000 - $35,000.

In addition, we have been contacted by the United States Forest Service (“USFS”) with regard to the potential need for environmental remediation related to exploration activities that took place on federal lands within our mining claims.  Management’s preliminary estimates indicate that costs are not expected to exceed $15,000 with respect to this remediation.

We have recorded an environmental remediation liability of $50,000, which management believes is the most likely cost outcome for these activities.  This environmental remediation liability is an estimate and it is reasonably possible that this estimate could change in the near term or that costs to remediate these claims could exceed management’s estimates.  Management will undertake a program to rectify these issues during the summer months of 2011.

Securities and Exchange Commission Proceedings

The United States Securities and Exchange Commission issued an order suspending trading in the Company’s common stock for the period from February 24, 2011 through March 9, 2011 because we have been delinquent in the filing of periodic reports since 2004.  Also on February 24, 2011, the SEC issued an order instituting public administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend for a period not exceeding twelve months or revoke the registration of the our common stock under Section 12 of the Exchange Act. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Shares were approved for quotation on the OTC Bulletin Board in the United States, under the symbol “CAAUF” on February 1, 1999.  Effective September 7, 2005, our Common stock was deleted from the OTC-Bulletin Board in the United States, and our Common stock was quoted only on the Pink Sheets (now known as the OTC Pink) under the symbol CAAUF.PK.  We are still trading in the United States under this symbol.  On February 9, 2005, we were notified by the British Columbia Securities Commission (BCSC) that a cease trade order had been issued for the Company due to the lack of timely financial reporting.  The cease trade order does not allow any Canadian citizen to trade shares of Calais Resources.  We are still under this cease trade order.  The completion of the audited financial reports, and other documents, as well as completion of an Annual General Meeting will allow us to request the order to be lifted.  We cannot commit to the timing of the lifting of the order, if ever, since we cannot control the decisions or timing of the decisions of the BCSC regarding the outcome of the request to revoke the cease trade order.

On February 24, 2011, the SEC issued an order suspending trading in the Company’s common stock for the period from February 24, 2011 through March 9, 2011 because we have been delinquent in the filing of periodic reports since 2004.  Prior to the suspension, our common stock was quoted on the OTC Pink under the ticker symbol “CAAUF.”  A copy of the SEC’s order is publicly available at www.sec.gov under Litigation – Trading Suspensions.

Also on February 24, 2011, the SEC issued an order instituting public administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend for a period not exceeding twelve months or revoke the registration of our common stock under Section 12 of the Exchange Act.  A copy of the SEC’s order is publicly available at www.sec.gov under Litigation – Administrative Proceedings.  A pre-hearing conference was held on April 4, 2011 with an administrative law judge from the Securities and Exchange Commission.  The judge ordered that a second pre-hearing conference be held on May 10, 2011.

The high and low bid prices as quoted, during the applicable periods, on the Pink Sheets and OTC-Bulletin Board for the Company’s Common Shares for the last six completed fiscal years is as follows.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Bid Prices

	2010		2009		2008
Period	High	Low	High	Low	High	Low
1st Quarter	$ 0.20	$ 0.03	$ 0.20	$ 0.10	$ 0.15	$ 0.06
2nd Quarter	$ 0.25	$ 0.07	$ 0.11	$ 0.01	$ 0.11	$ 0.05
3rd Quarter	$ 0.14	$ 0.06	$ 0.11	$ 0.01	$ 0.28	$ 0.06
4th Quarter	$ 0.12	$ 0.03	$ 0.13	$ 0.02	$ 0.20	$ 0.10

	2007		2006		2005
Period	High	Low	High	Low	High	Low
1st Quarter	$ 0.67	$ 0.15	$ 0.35	$ 0.10	$ 1.20	$ 0.65
2nd Quarter	$ 0.51	$ 0.18	$ 2.50	$ 0.01	$ 0.72	$ 0.38
3rd Quarter	$ 0.22	$ 0.11	$ 1.15	$ 0.10	$ 0.51	$ 0.28
4th Quarter	$ 0.18	$ 0.11	$ 0.75	$ 0.10	$ 0.35	$ 0.18

Our Common Shares are issued in registered form and are not registered to trade in the United States in the form of American Depository Receipts (ADR’s) or similar certificates.

Holders of Common Equity

As of May 2, 2011, the approximate number of stockholders of record was 441.

Dividends

We have not declared any dividends since incorporation and we do not anticipate that we will declare any dividends in the foreseeable future. Our present policy is to retain future earnings (if any) for use in our operations and the expansion of our business.

Equity Compensation Plans

The Company does not have any formal equity compensation plans; however, we have issued stock to employees, consultants, officers and directors as compensation for services, and we anticipate we will continue to do so in the future. See “Item 11. Executive Compensation.”

Canadian Tax Matters

Exchange Controls

There is no law, governmental decree or regulation in Canada that restricts the export or import of capital or affects the remittance of dividends, interest or other payments to a non-resident holder of common shares other than withholding tax requirements.  Any such remittances to United States residents are subject to withholding tax.  See “Taxation” below.

There is no limitation imposed by the laws of Canada or by the charter or other constituent documents of the Company on the right of a non-resident to hold or vote the common shares, other than as provided in the Investment Act.  The following discussion summarizes the principal features of the Investment Act for a non-resident who proposes to acquire the common shares.

The Investment Canada Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture (each an “entity”) that is not a

“Canadian” as defined in the Investment Canada Act (a “non-Canadian”), unless after review, the Director of Investments appointed by the minister responsible for the Investment Canada Act is satisfied that the investment is likely to be of net benefit to Canada.  An investment in the common shares by a non-Canadian other than a “WTO Investor” (as that term is defined by the Investment Canada Act, and which term includes entities which are nationals of or are controlled by nationals of member states of the World Trade Organization) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Canada Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Canada Act, was $5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada’s cultural heritage or national identity, regardless of the value of the assets of the Company.  An investment in the common shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Canada Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Canada Act was not less than a specified amount, which as specified in 2009 was any amount in excess of $312 million.  A non-Canadian would acquire control of the Company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of the common shares.  The acquisition of one third or more, but less than a majority of the common shares would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquirer through the ownership of the common shares.

Certain transactions relating to the common shares would be exempt from the Investment Canada Act, including:  (a) an acquisition of the common shares by a person in the ordinary course of that person’s business as a trader or dealer in securities; (b) an acquisition of control of the Company in connection with the realization of security granted for a loan or other financial assistance and not for a purpose related to the provisions of the Investment Canada Act; and (c) an acquisition of control of the Company by reason of an amalgamation, merger, consolidation or corporate reorganization following which the ultimate direct or indirect control in fact of the Company, through the ownership of the common shares, remained unchanged.

Taxation

Material Canadian Federal Income Tax Consequences

Management of the Company considers that the following discussion fairly describes the material Canadian federal income tax consequences applicable to a holder of common stock of the Company who is a resident of the United States and who is not a resident of Canada and who does not use or hold, and is not deemed to use or hold, his shares of common stock of the Company in connection with carrying on a business in Canada (a “non-resident shareholder”).

This summary is based upon the current provisions of the Income Tax Act (Canada) (the “ITA”), the regulations thereunder (the “Regulations”), the current publicly announced administrative and assessing  policies of Revenue Canada, Taxation and all specific proposals (the “Tax Proposals”) to amend the ITA and Regulations announced by the Minister of Finance (Canada) prior to the date hereof.  This description is not exhaustive of all possible Canadian federal income tax consequences and, except for the Tax Proposals, does not take into account or anticipate any changes in law, whether by legislative, governmental or judicial action.

Dividends

Dividends paid on the common stock of the Company to a non-resident will be subject to withholding tax.  The Canada-U.S. Income Tax Convention (1980) provides that the normal 25% withholding tax rate is reduced to 15% on dividends paid on shares of a corporation resident in Canada (such as the Company) to residents of the United States, and also provides for a further reduction of this rate to 5% where the beneficial owner of the dividends is a corporation which is a resident of the United States which owns at least 10% of the voting shares of the corporation paying the dividend.  The Company is required to withhold the applicable tax from the dividend payable to the non-resident shareholder, and to remit the tax to the Receiver General of Canada from the account of the non-resident shareholder.

Capital Gains

In general, a non-resident of Canada is not subject to tax under the ITA with respect to a capital gain realized upon the actual or deemed disposition of a share, including a deemed disposition on death, provided that the non-resident shareholder did not hold the common share as capital property used in carrying on a business in Canada.  Non-residents of Canada who dispose of shares of the Company will be subject to income tax in Canada with respect to capital gains if:

(a)	the non-resident holder;
(b)           persons with whom the non-resident holder did not deal with at arm’s length; or
(c)	the non-resident holder and persons with whom the non-resident holder did not deal with at arm’s length,

owned not less than 25% of the issued shares of any class or series of the Company at any time during the five-year period preceding the disposition.  In the case of a non-resident holder to whom shares of the Company represent taxable Canadian property and who is resident in the United States, no Canadian taxes will be payable on a capital gain realized on such shares by reason of the Canada-U.S. Income Tax Convention (1980) (the “Treaty”) unless the value of such shares is derived principally from real property situated in Canada.  However, in such a case, certain transitional relief under the Treaty may be available.

Material United States Federal Income Tax Considerations

The following discussion summarizes the material United States federal income tax consequences, under current law, applicable to a U.S. Holder (as defined below) of the Company’s common stock. This discussion does not address consequences peculiar to persons subject to special provisions of federal income tax law, such as tax-exempt organizations, qualified retirement plans, financial institutions, insurance companies, real estate investment trusts, regulated investment companies, broker-dealers, nonresident alien individuals or foreign corporations, and shareholders owning common stock representing 10% of the vote and value of the Company. In addition, this discussion does not cover any state, local or foreign tax consequences.

The following discussion is based upon the sections of the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations, published Internal Revenue Service (“IRS”) rulings, published administrative positions of the IRS and court decisions that are currently applicable, any or all of which could be materially and adversely changed, possibly on a retroactive basis, at any time. In addition, this discussion does not consider the potential effects, both adverse and beneficial of recently proposed legislation which, if enacted, could be applied, possibly on a retroactive basis, at any time.  Holders and prospective holders of the Company’s common stock are urged to consult their own tax advisors about the federal, state, local and foreign tax consequences of purchasing, owning and disposing of shares of common stock of the Company.

U.S. Holders

As used herein, a “U.S. Holder” is defined as (i) citizens or residents of the U.S., or any state thereof, (ii) a corporation or other entity created or organized under the laws of the U.S., or any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income tax regardless of source or that is otherwise subject to U.S. federal income tax on a net income basis in respect of the common stock, or (iv) a trust whose administration is subject to the primary supervision of a U.S. court and which has one or more U.S. fiduciaries who have the authority to control all substantial decisions of the trust, whose ownership of common stock is not effectively connected with the conduct of a trade or business in the United States and shareholders who acquired their stock through the exercise of employee stock options or otherwise as compensation.

Distributions on Shares of Common stock

U.S. Holders receiving dividend distributions (including constructive dividends) with respect to the Company’s common stock are required to include in gross income for United States federal income tax purposes the gross amount of such distributions to the extent that the Company has current or accumulated earnings and profits, without reduction for any Canadian income tax withheld from such distributions. Such Canadian tax withheld may be credited, subject to certain limitations, against the U.S. Holder’s United States federal income tax liability or, alternatively, may be deducted in computing the U.S. Holder’s United States federal taxable income by those who itemize deductions. (See more detailed discussion at “Foreign Tax Credit” below.) To the extent that distributions exceed current or accumulated earnings and profits of the Company, they will be treated first as a return of capital up to the U.S. Holder’s adjusted basis in the common stock and thereafter as gain from the sale or exchange of such shares. Preferential tax rates for long-term capital gains are applicable to a U.S. Holder which is an individual, estate or trust. There are currently no preferential tax rates for long-term capital gains for a U.S. Holder which is a corporation. Dividends paid on the Company’s common stock will not generally be eligible for the dividends received deduction provided to corporations receiving dividends from certain United States corporations.

Foreign Tax Credit

A U.S. Holder who pays (or has withheld from distributions) Canadian income tax with respect to the ownership of the Company’s common stock may be entitled, at the option of the U.S. Holder, to either a deduction or a tax credit for such foreign tax paid or withheld. Generally, it will be more advantageous to claim a credit because a credit reduces United States federal income taxes on a dollar-for-dollar basis, while a deduction merely reduces the taxpayer’s income subject to tax. This election is made on a year-by-year basis and applies to all foreign taxes paid by (or withheld from) the U.S. Holder during that year. Subject to certain limitations, Canadian taxes withheld will be eligible for credit against the U.S. Holder’s United States federal income taxes. Under the Code, the limitation on foreign taxes eligible for credit is calculated separately with respect to specific classes of income. Dividends paid by the Company generally will be either “passive category income” or “general category income”, depending on the particular U.S. Holder’s circumstances. Foreign tax credits allowable with respect to each class of income cannot exceed the U.S. federal income tax otherwise payable with respect to such class of income. The consequences of the separate limitations will depend on the nature and sources of each U.S. Holder’s income and the deductions appropriately allocated or apportioned thereto. The availability of the foreign tax credit and the application of the limitations on the credit are fact specific and holders and prospective holders of common stock are urged to consult their own tax advisors regarding their individual circumstances.

Disposition of Shares of Common stock

A U.S. Holder will recognize gain or loss upon the sale of shares of common stock equal to the difference, if any, between (i) the amount of cash plus the fair market value of any property received; and (ii) the shareholder’s tax basis in the common stock. This gain or loss will be capital gain or loss if the shares are a capital asset in the hands of the U.S. Holder, and such gain or loss will be long-term capital gain or loss if the U.S. Holder has held the common stock for more than one year. Gains and losses are netted and combined according to special rules in arriving at the overall capital gain or loss for a particular tax year. Deductions for net capital losses are subject to significant limitations. For U.S. Holders who are individuals, any unused portion of such net capital loss may be carried over to be used in later tax years until such net capital loss is thereby exhausted. For U.S. Holders which are corporations (other than corporations subject to Subchapter S of the Code), an unused net capital loss may be carried back three years from the loss year and carried forward five years from the loss year to be offset against capital gains until such net capital loss is thereby exhausted.

Other Considerations

The Company has not determined whether it meets the definition of a “passive foreign investment company” (a “PFIC”). It is unlikely that the Company meets the definition of a “foreign personal holding company” (a “FPHC”) or a “controlled foreign corporation” (a “CFC”) under current U.S. law.

If more than 50% of the voting power or value of the Company were owned (actually or constructively) by U.S. Holders who each owned (actually or constructively) 10% or more of the voting power of the Company’s common shares (“10% Shareholders”), then the Company would become a CFC and each 10% Shareholder would be required to include in its taxable income as a constructive dividend an amount equal to its share of certain undistributed income of the Company. If (1) more than 50% of the voting power or value of the Company’s common shares were owned (actually or constructively) by five or fewer individuals who are citizens or residents of the United States and (2) 60% or more of the Company’s income consisted of certain interest, dividend or other enumerated types of income, then the Company would be a FPHC. If the Company were a FPHC, then each U.S. Holder (regardless of the amount of the Company’s common shares owned by such U.S. Holder) would be required to include in its taxable income as a constructive dividend its share of the Company’s undistributed income of specific types.

If 75% or more of the Company’s annual gross income has ever consisted of, or ever consists of, “passive” income or if 50% or more of the average value of the Company’s assets in any year has ever consisted of, or ever consists of, assets that produce, or are held for the production of, such “passive” income, then the Company would be or would become a PFIC. The Company has not provided assurances that it has not been and does not expect to become a PFIC. Please note that the application of the PFIC provisions of the Code to resource companies is somewhat unclear.

If the Company were to be a PFIC, then a U.S. Holder would be required to pay an interest charge together with tax calculated at maximum tax rates on certain “excess distributions” (defined to include gain on the sale of stock) unless such U.S. Holder made an election either to (1) include in his or her taxable income certain undistributed amounts of the Company’s income or (2) mark to market his or her Company common shares at the end of each taxable year as set forth in Section 1296 of the Code.

Information Reporting and Backup Withholding

U.S. information reporting requirements may apply with respect to the payment of dividends to U.S. Holders of the Company’s shares. Under Treasury regulations currently in effect, non-corporate holders may be subject to backup withholding at a 28% rate with respect to dividends when such holder (1) fails to furnish or certify a correct taxpayer identification number to the payor in the required manner, (2) is notified by the IRS that it has failed to report payments of interest or dividends properly or (3) fails, under certain circumstances, to certify that it has been notified by the IRS that it is subject to backup withholding for failure to report interest and dividend payments.

Recent Sales of Unregistered Securities

The following table provides a listing of securities issued by the Company during the period from May 31, 2005 to May 31, 2010 which were not registered under the Securities Act of 1933.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

Fiscal 2005
01/05	1 accredited investor	Units (a)	100,000	100,000	0.25	01/25/07	25,000	(b)
03/05	1 accredited investor	Units (a)	1,100,000	1,100,000	0.30	03/24/10	220,000	(b)

Fiscal 2006
07/05	1 accredited investor	Units (a)	750,000	750,000	0.25	06/29/10	150,000	(b)
08/05	4 accredited investors	Note Payable	-	1,000,000	0..25	10/01/10	807,650	(c)
02/06	1 accredited investor	Units (a)	1,500,000	1,500,000	0.25	02/06/08	300,000	(b)
04/06	5 accredited investors	Common stock	93,649				44,952	(d)
04/06	3 accredited investors	Units (a)	875,000	875,000	0.25	04/28/08	175,000	(b)

Fiscal 2007
06/06	1 accredited investor	Units (a)	250,000	250,000	0.25	06/30/08	50,000	(b)
07/06	1 accredited investor	Common stock	3,782,955					(e)
07/06	1 accredited investor	Warrants	-	1,000,000	0.25	12/15/07		(e)
07/06	1 accredited investor	Units	-	2,000,000	0.25	12/15/10		(e)
07/06	1 accredited investor	Units	-	1,782,955	0.25	07/27/08		(e)
11/06	1 accredited investor	Common stock	23,750	-			6,413	(d)
03/07	4 accredited investors	Common stock	500,000	-			90,000	(f)
05/07	1 accredited investor	Common stock	55,000	-			9,900	(g)

Fiscal 2008
11/07	10 accredited investors	Units (a)	7,775,000	7,775,000	0.12	11/30/12	622,000	(b)

Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

12/07	5 accredited investors	Units (a)	1,950,000	1,950,000	0.12	12/31/12	156,000	(b)
12/07	1 accredited investor	Units (a)	750,000	750,000	0.12	12/21/12	90,000	(d)
01/08	4 accredited investors	Units (a)	2,211,250	2,211,250	0.12	01/14/13	176,900	(b)
02/08	4 accredited investors	Units (a)	2,550,000	2,550,000	0.12	02/04/13	204,000	(b)
03/08	1 accredited investor	Units (a)	1,250,000	1,250,000	0.12	02/04/13	100,000	(b)
04/08	4 accredited investors	Units (a)	1,185,496	1,185,496	0.12	03/31/13	154,114	(f)
05/08	1 accredited investor	Common stock	250,000	-			32,500	(h)

Fiscal 2009
06/08	4 accredited investors	Units (a)	1,062,500	1,062,500	0.12	06/12/13	85,000	(b)
07/08	4 accredited investors	Units (a)	1,562,500	1,562,500	0.12	07/07/13	125,000	(b)
08/08	4 accredited investors	Units (a)	1,021,000	1,021,550	0.12	08/01/13	153,233	(f)
10/08	4 accredited investors	Units (a)	480,000	480,000	0.12	10/08/13	38,400	(b)

Fiscal 2010
05/10	4 directors	Common stock	4,000,000	-		-	360,000	(d)
06/09	4 accredited investors	Units (a)	1,249,900	1,249,900	0.12	08/01/21	174,986	(f)
08/09	1 accredited investor	Common stock	511,000	-		-	86,870	(i)
08/09	5 accredited investors	Units (a)	1,200,000	1,200,000	0.20	08/26/12	60,000	(b)
09/09	4 accredited investors	Common stock	5,067,650	-		-	861,501	(g)
09/09	1 accredited investor	Common stock	1,000,000	-		-	170,000	(d)
02/10	4 accredited investors	Common stock	10,306,790	-		-	927,611	(j)
02/10	1 accredited investor	Units (a)	250,000	250,000	0.20	08/26/12	12,500	(b)
04/10	1 accredited investor	Common stock	100,000	-		-	5,000	(b)
05/10	1 accredited investor	Common stock	1,600,000	-		-	100,000	(b)
________________
(a)	Each Unit consisting of one share of restricted Common stock and one warrant to purchase one share of Common stock.
(b)	Issued for cash consideration.
(c)
The four purchasers collectively received a note payable in the amount of $807,650 and warrants to purchase shares of common stock, as indicated.  Consideration was $641,000 in cash and $126,650 in accrued interest.

(d)	Issued for services.
(e)
Issued in conjunction with the investor’s purchase of a mortgage owed by Calais to a third party.  Consideration was $514,070 in cash and $42,451 in accrued interest.  This investor received three types of warrants to purchase shares of common stock as indicated above, in addition to shares of Common stock

(f)	Issued in connection with forgiveness of default and restructuring of a note payable.
(g)	Issued in connection with a settlement agreement.
(h)	Issued for mineral interest and royalties.
(i)	Issued for settlement of debt.
(j)	Issued for payment of note.

ITEM 6. SELECTED FINANCIAL DATA.

Not required by Form 10-K for Smaller Reporting Companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition should be read in conjunction with the accompanying Consolidated Financial Statements as well as the Note Regarding Forward-Looking Statements included elsewhere in this annual report.

The Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through May 31, 2009, and intends to file those reports with the SEC as soon as practicable. We have included certain information herein which exceeds the requirements of Reg S-X with respect to disclosure to be included in a Form 10-K. We have included such information to give consideration to the periods for which we have not filed financial statements with the SEC and, therefore, have attempted to include information we believe is helpful to give an accurate representation of our operations and  financial condition, including financial statements for the fiscal years ended May 31, 2010 and 2009.

OVERVIEW

Calais seeks to explore its land holdings in Colorado and Nevada for various mineral interests, primarily gold and silver.  Since inception, we have not achieved any revenues from operations and we do not expect to receive any such revenues in the near future until such time, if ever, we successfully mine and produce precious metals which we can sell to market.  While we do not currently have any substantive operations on our projects, from time to time, we have secured cash from various sources in the form equity and debt investments and we have used this cash to fund our working capital needs.  At the present time, we need additional funding in order to pursue our intended activities.

Our contemplated operations on our Caribou prospect, our Nevada prospect and our Panama prospect require a significant amount of financing which is not currently available to us.  Thus, our plan of operations (to explore our mineral prospects) is entirely dependent on our ability to obtain additional financing from equity or debt placements.  At the present time, we have no commitment from any person to provide any portion of such financing and we cannot offer any assurance that we will be able to obtain such financing on reasonable terms, if at all.

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all of the six subsequent fiscal years from the fiscal year ended May 31, 2005 through the fiscal year ended May 31, 2010.  During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we generated net losses of $3.2 million, $2.9 million, $2.9 million (unaudited), $2.3 million (unaudited), $2.8 million (unaudited), and $4.4 million (unaudited), respectively, and did not generate revenue in any of these periods.  We ended the 2010 fiscal year with an accumulated deficit during the development stage of $45.8 million.

From inception through the fiscal year ended May 31, 2004, we accounted for all activities using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”).  During this time, our functional currency for reporting purposes was the Canadian dollar.  Because the company’s operations, management team and land holdings exist substantially within the United States, management deemed it appropriate to change our functional reporting currency to the U.S. dollar and our basis for accounting to U.S. General Accepted Accounting Principles (“U.S. GAAP”), in accordance with ASC Topic 830.

Results of Operations

2010

During the fiscal year ended May 31, 2010, we generated a net loss of $3.2 million.  The primary components of this loss were as follows:

General and administrative expense of $1.1 million which includes:

•
$0.8 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

•	$0.2 million in consulting and professional fees, primarily related to fees related to investor relations services as well as ongoing legal fees
•	$0.1 million of other general office expense

Exploration and business development expenses of $0.1 million which primarily consisted of property lease costs.

Other income and expenses of $2.0 million which includes:

•
$2.0 million in interest and financing fees, of which substantially all related to interest on outstanding debt instruments as well as interest arising from a February 2010 debt restructure, wherein Brigus Gold purchased substantially all of our short-term and long-term debt, as described in “Liquidity and Capital Resources” below.

•
$0.4 million loss related to default on an exploration development agreement we entered into with an investor and our now-current Chief Executive Officer.  Under the agreement, we received cash proceeds during fiscal year 2009.  Due to a substantial increase in the price of our common stock between the date of the cash contributions under the agreement and the date the stock was issued to the other parties in the agreement in fiscal year 2010, we recognized a loss of $0.4 million during our 2010 fiscal year.

•	$0.3 million gain related to debt settlements, primarily driven by gains associated with the February 2010 debt restructure, as described in “Liquidity and Capital Resources” below.
•	$0.1 million gain recognized on the sale of slag at our Nevada property.

2009

During the fiscal year ended May 31, 2009, we generated a net loss of $2.9 million.  The primary components of this loss were as follows:

General and administrative expense of $1.0 million which includes:

•
$0.8 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

•	$0.2 million in consulting and professional fees, primarily related to fees related to legal fees and expenses for accounting-related services

Exploration and business development expenses of $0.1 million which primarily consisted of permits and licenses and property lease costs.

Other income and expenses of $1.8 million which includes:

•	$1.3 million in interest and financing fees, of which substantially all related to interest on outstanding debt instruments.

•
$0.5 million in impairment charges related to the write-off of mineral interests in recognition of the fact that future cash flows from these mineral interests were not likely given then-current economic facts and circumstances.

2008 (unaudited)

During the fiscal year ended May 31, 2008, we generated a net loss of $2.9 million.  The primary components of this loss were as follows:

General and administrative expense of $1.4 million which includes:

•
$0.8 million in consulting and professional fees, of which approximately $475,00 related to audit and accounting-related services as we attempted to become current with our filings with the U.S. Securities and Exchange Commission as well as the British Columbia Securities Commission (“BCSC”).  We again experienced severe financial difficulties that rendered us substantially without cash and, therefore, were unable to complete these activities.  We also experienced increased legal fees during this period as well as increased engineering consulting fees as we sought to regain compliance with the BCSC by completing a 43-101 technical report on our Nevada and Colorado properties.

•
$0.5 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

•	$0.1 million of other general office expense

Exploration and business development expenses of $0.1 million which primarily consisted of mining claims, filing fees, and permits and licenses.

Other income and expenses of $1.4 million in interest and financing fees, of which substantially all related to interest on outstanding debt instruments

2007 (unaudited)

During the fiscal year ended May 31, 2007, we generated a net loss of $2.3 million.  The primary drivers of this loss were as follows:

General and administrative expense of $1.0 million which includes:

•
$0.5 million in consulting and professional fees, of which approximately half related to legal fees.  The remaining consulting and professional fees expense related to engineering consulting fees as we sought to regain compliance with the BCSC by completing a 43-101 technical report on our Nevada and Colorado properties.

•
$0.4 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

•	$0.1 million of other general office expense

Exploration and business development expenses of $0.1 million which primarily consisted of environmental services, filing fees, and permits and licenses.

Other income and expenses of $1.1 million in interest and financing fees, of which substantially all related to interest on outstanding debt instruments.

2006 (unaudited)

During the fiscal year ended May 31, 2006, we generated a net loss of $2.8 million.  The primary components of this loss were as follows:

General and administrative expense of $0.9 million which includes:

•
$0.4 million in consulting and professional fees, of which approximately half related to legal fees.  The remaining consulting and professional fees expense related partially to accounting fees and partially to engineering consulting fees as we sought to regain compliance with the BCSC by completing a 43-101 technical report on our Nevada and Colorado properties.

•	$0.3 million in wages and benefits expense, all of which related to officer salaries.
•	$0.2 million of other general office expense

Exploration and business development expenses of $0.1 million which primarily consisted of filing fees and property lease costs.

Other income and expenses of $1.8 million in interest and financing fees, of which substantially all related to interest on outstanding debt instruments.

2005 (unaudited)

During the fiscal year ended May 31, 2005, we generated a net loss of $4.4 million.  The primary components of this loss were as follows:

General and administrative expense of $0.9 million which includes:

•
$0.4 million in consulting and professional fees, of which approximately half related to legal fees.  The remaining consulting and professional fees expense related partially to accounting fees and partially to engineering consulting fees as we continued exploration in Panama (early in the fiscal year) pursuant to our agreements with our partners in Panama and as we sought to regain compliance with the BCSC by completing a 43-101 technical report on our Nevada and Colorado properties.

•	$0.4 million in wages and benefits expense, all of which related to officer salaries.
•	$0.1 million of other general office expense

Exploration and business development expenses of $0.3 million in exploration costs, which were incurred early in the year as we continued to explore our properties in Panama, Nevada and Colorado.

Other income and expenses of $3.1 million which primarily includes interest and financing fees, of which substantially all related to interest on outstanding debt instruments.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended May 31, 2010 and 2009, includes explanatory paragraphs that express substantial doubt or uncertainty regarding our ability to continue as a going concern.  Since inception, we have generated cumulative net losses of $45.8 million and we anticipate that we will experience losses in future periods.  Our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our current outstanding obligations or obtain additional funding, or both, and there are no assurances that either of these can occur in the foreseeable future or at all.

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we had working capital deficits of $17.7 million, $12.6 million, $4.0 million (unaudited), $3.3 million (unaudited), $2.3 million and $1.4 million (unaudited), respectively.

From time to time, we have made private placements and undertaken certain debt financing arrangements in order to fund property acquisition and mineral exploration operations.  However, these activities have not yielded sufficient funds to bring our operations to a point where we can generate revenue.  In the future, we expect that we will continue to be dependent on our financing activities to fund any and all of our operations until such time as we are able to generate revenue from the sale of minerals, mineral interests or interests in other assets that we currently own.  If we are unable to establish mineralization or reserves through our exploration activities, we may not be able to attract joint venture partners, industry partners, or other investors who will be willing to provide us the necessary capital on commercially reasonable terms or at all.

As of May 31, 2010, we had $27,919 in cash and cash equivalents, which was not sufficient to fund ongoing operations.  Net cash used in, or provided by, operating, investing and financing activities for the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005 were as follows:

	Year Ended May 31,
	2010	2009	2008	2007	2006	2005
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(351,413)	$(423,308)	$(1,400,290)	$(1,085,469)	$(874,980)	$(1,037,742)
Net cash (used in) provided by investing activities	$-	$-	$(32,500)	$(33,117)	$(253,456)	$129,032
Net cash provided by financing activities	$379,332	$407,753	$1,448,345	$1,042,256	$1,204,014	$464,647

Net cash used in operating activities.  Net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash (used in) provided by investing activities.  Net cash (used in) provided by investing activities primarily relate to purchases of mineral interests (fiscal years 2008, 2007, 2006 and 2005), and dispositions of fixed assets (2006, 2005).  The dispositions of fixed assets were non-recurring in nature and were primarily a means to provide additional cash to the company.

Net cash provided by financing activities.  Net cash provided by financing activities for each fiscal year is reflective of the net result of our capital-raising activities, as described further below.

We anticipate that we will continue to general negative cash flows from operating and investing activities for the foreseeable future.

Capital Raising Activities

To date, the vast majority of our business operations has centered on raising capital financing sufficient to acquire mineral interests and begin exploration.  We expect to continue this focus on raising capital until such time as we are able to explore and, if warranted, exploit mineral resources on our properties and begin generating revenue from operations.  There can be no assurance that we will ever generate such revenue.

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we have raised approximately $15.4 million through a number of private placement involving both debt and equity securities.  A summary of the capital infused into the Company is as follows:

	Year Ended May 31,
	2010	2009	2008	2007	2006	2005	Total
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
Duffy Group -
Secured note payable	$-	$-	$184,084	$-	$-	$241,000	$425,084
MFPI ("Mortgage") -
Secured note payable	-	-	-	-	258,489	-	258,489
Shareholder advances	-	-	150,000	1,020,500	-	-	1,170,500
Other notes payable and capital leases	-	282,000	-	-	-	-	282,000
Brigus -
Secured note payable	10,253,878	-	-	-	-	-	10,253,878
Other private placements -
Units of common stock and warrants in exchange for cash	177,500	248,400	1,258,900	50,000	970,000	245,000	2,949,800
Total capital raised	$10,431,378	$530,400	$1,592,984	$1,070,500	$1,228,489	$486,000	$15,339,751

Capital raising activities - Debt

•
On August 1, 2003, the Company issued a note payable to Broadway Mortgage Corporation (“Broadway”) for $4,500,000.  Cash proceeds from the note were $3,339,000 and non-cash proceeds representing prepaid interest on the note were $1,161,000.

•
In December 2004, the Company received $440,000 in cash from a group of shareholders (The Duffy Group (“Duffy”)), originally provided to the Company as share capital.  In June 2005, the Company received and additional $241,000 in cash from Duffy, originally provided to the Company as share capital.  On August 1, 2005, the Company issued a note payable to Duffy in exchange for $681,000 originally provided to the Company as share capital, and interest accrued from the date of each capital raise.  In December 2007, the Company restructured the Duffy note, which resulted in proceeds of $184,084 which were used to pay accrued interest on the note.

•	On December 16, 2005, the Company issued a note payable to MFPI Partners, LLC for $258,489, with the proceeds used for the purchase of the Congo Chief Lode Mining Claim.
•
In July 2006, the Company entered into an agreement with MFPI Capital Partners (“Calim”), which, among other financial transactions, provides for non-interest bearing cash advances.  During 2007, the Company received cash totaling $1,020,500 under this agreement.  During 2008, the Company received cash totalling $150,000 under this agreement.

•
On February 1, 2010, Apollo  Gold, Inc. (a subsidiary of Apollo Gold Corporation, which became Brigus Gold Corp., “Brigus”) acquired $10,253,878 of the Company’s outstanding notes, including the Broadway Loan, the Congo Chief note, and amounts owed to MFPI Capital Partners. On March 12, 2010 the Duffy Group entered into an agreement with Brigus and Calais whereby the Duffy group received shares of Calais common stock in connection with partial forgiveness of debt to Calais, and remaining amounts owed to Duffy were assigned to Brigus.

Capital raising activities - Other Private Placements of Units of Common stock and Warrants

We issued Units to a number of accredited investors, each Unit consisting of one share of restricted Common stock and a Warrant to purchase one share of Common stock.  From fiscal 2005 through 2010, the Company issued Units as follows:

	Year Ended May 31,
	2010	2009	2008	2007	2006	2005	Total

Cash consideration	$ 177,500	$ 248,400	$ 1,258,900	$ 50,000	$ 970,000	$ 245,000	$ 2,949,800

Number of Units	3,150,000	3,105,000	15,736,250	250,000	5,469,845	1,200,000	28,911,095

Unit price	$0.05 - $0.0625	$0.08	$0.08	$0.20	$0.147 - $0.20	$0.20 - $0.25

Warrant exercise price	$0.20	$0.12	$0.12	$0.25	$0.25	$0.20 - $0.25

Warrant expiration	08/12 - 02/13	06/13 - 08/21	11/12 - 04/13	12/07 - 12/10	06/10 - 01/20	02/10 - 03/10

Contractual Obligations

The following table summarizes aggregate information about our contractual cash obligations as of May 31, 2010 and the periods in which payments are due:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$10,253,878	$10,253,878	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	509,066	23,200	46,783	46,000	393,083
Purchase obligations	-	-	-	-	-
Royalties	150,000	-	-	-	150,000
Environmental remediation obligation	50,000	25,000	25,000	-	-
Total	$10,962,944	$10,302,078	$71,783	$46,000	$543,083

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as disclosures of contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we believe to be reasonable under the circumstances.  However, actual results may vary materially from these estimates due to factors beyond our control or due to changes in these assumptions or conditions.  The following is a summary of our critical accounting estimates we have made in preparing our Consolidated Financial Statements.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense in the consolidated financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective taxes bases for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We provide for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Impairments

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset or group of assets may not be recoverable, pursuant to the provisions of ASC Topic 360, “Property, Plant and Equipment.”  Our evaluations take into consideration historical results, current business conditions and trends in order to identify situations in which the carrying value of assets may not be recoverable.  If such reviews indicate that the carrying value of such assets may not be recoverable, we estimate the undiscounted sum of the expected cash flows of such assets to determine if such sum is less than the carrying value of such assets in order to ascertain if an impairment exists. If an impairment exists, then we determine the fair value by using quoted market prices, if available for such assets, or if quoted market prices are not available, we discount the expected future cash flows of such assets.

During the fiscal year ended May 31, 2005, our cash balances declined and we began operating in a net negative cash position.  Despite several attempts to raise additional cash through the use of private placements and debt, we were unable to secure enough funding to build adequate infrastructure suitable for mining our properties and bringing minerals to market for sale.  Likewise, our mineral assets were not proven at that time and estimates of future cash flows from these mines were zero.

We acquired additional mining properties during the fiscal years ended May 31, 2006 and 2007.  During those fiscal years, we were able to secure some debt and equity financing and were actively exploring these properties.  However, during our fiscal year ended May 31, 2009, we were affected by tightened credit markets and reduced availability of alternate funding resulting from a global economic downturn.  We were also operating in a net negative cash position at that time.  Accordingly, we impaired all of our remaining mining interests during the fiscal year ended May 31, 2009, resulting in an impairment charge of $495,573.

Share-Based Compensation

We use the Black-Scholes option pricing model and the straight-line attribution approach to determine the fair value of stock-based awards in accordance with FASB ASC 718, “Compensation.”   The option pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Our expected term represents the period that stock-based awards are expected to be outstanding and is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of our stock-based awards. The expected stock price volatility is based on the historical prices of our common stock.

Mineral Properties

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  When facts and circumstances warrant, or at least once per fiscal year, we evaluate the carrying costs of these assets for impairment, as described previously.  Once proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method of the estimated life of the probably reserve.  Mineral property exploration costs are expensed as incurred.  Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.  As of May 31, 2010, we had not established any proven or probably reserves on our mineral properties and have incurred only acquisition and exploration costs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by Form 10-K for Smaller Reporting Companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is set forth in the Consolidated Financial Statements and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

KPMG, LLP

On May 24, 2006 (the “KPMG Notification Date”), our certifying accountant, KPMG LLP (“KPMG”), notified the Company that it would not be standing for reappointment as our independent registered public accounting firm for the fiscal year ending May 31, 2006 (FY 2006).

The report of KPMG for the year ended May 31, 2004 (FY 2004) did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope or accounting principles, except that KPMG LLP had a separate report on the financial statements as of and for the years ended May 31, 2004 and 2003 titled “Comments by Auditor For U.S. Readers on Canada-U.S. Reporting Difference” which stated:

”In the United States, reporting standards require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1 to the consolidated financial statements.  Our report to the directors dated September 9, 2004 is expressed in accordance with Canadian reporting standards which does not permit a reference to such events and conditions in the auditor’s report when these are adequately disclosed in the financial statements.”

During our two fiscal years preceding the KPMG Notification Date and the period through the KPMG Notification Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their reports on the Corporation’s financial statements. In addition, for the same periods, there were no reportable events (as defined in Regulation S-B Item 304 (a)(1)(v)).

At the time of the KPMG Notification Date, the decision to change accountants was not recommended or approved by the board of directors.

Hein & Associates, LLP

On May 21, 2007, our board of directors recommended and approved the engagement of Hein & Associates LLP (“Hein”), as our independent registered public accounting firm commencing with our fiscal year ending May 31, 2005.  We engaged Hein on May 25, 2007.  Hein commenced work on the audit shortly thereafter but, during 2008, work was ceased because we did not have adequate financial resources available to us to prepare for audit procedures.  Accordingly, no audit of our financial statements was ever completed by Hein.  On October 18, 2010 (the “Hein Dismissal Date”), our Board of Directors determined to dismiss Hein & Associates, LLP.

During our two fiscal years preceding the Hein Dismissal Date, the subsequent interim periods thereto, and through the Hein Dismissal Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with Hein on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Hein, would have caused it to make reference in connection with its opinion to the subject matter of the disagreement. In addition, for the same periods, there were no reportable events (as defined in Regulation S-B Item 304 (a)(1)(v)).

Eide Bailly

On October 18, 2010 (the “Eide Bailly Engagement Date”), our Board of Directors approved the appointment of Eide Bailly, LLP (“Eide Bailly”) as our independent registered public accounting firm.  During our two most recent fiscal years, the subsequent interim periods thereto, and through the Eide Bailly Engagement Date, neither us nor anyone on our behalf consulted with Eide Bailly regarding either: (i) the application of accounting principles to a specified or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a “disagreement”  or “event” as defined in Item 304(a)(1) of Regulation S-K.

On February 28, 2011 (the “Eide Bailly Dismissal Date”), the registrant dismissed Eide Bailly LLP as its independent registered public accounting firm.  Eide Bailly was engaged on October 18, 2010 to audit the registrant’s financial statements commencing with the fiscal year ended May 31, 2005.  Eide Bailly has notified the registrant of a violation of a Public Company Accounting Oversight Board independence rule.  While Eide Bailly had completed audits of the registrant’s financial statements for the years ended May 31, 2005, 2006, 2007, 2008, 2009 and 2010, none of the audited financial statements were filed with the SEC.  The registrant’s board of directors determined that it could not proceed to file its delinquent reports with the SEC unless it dismissed Eide Bailly because of the independence issue.

During the registrant’s two fiscal years preceding the Eide Bailly Dismissal Date and the subsequent interim period preceding the Eide Bailly Dismissal Date, there were no disagreements with Eide Bailly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eide Bailly, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Further, during the registrant’s two fiscal years preceding the Eide Bailly Dismissal Date and the subsequent interim period preceding the Eide Bailly Dismissal Date, there were no reportable events (as defined in Item 304 (a)(1)(v) of Regulation S-K.

On March 10, 2011 (the “StarkSchenkein, Engagement Date”), the registrant engaged StarkSchenkein, LLP as its independent registered public accounting firm.

During the registrant’s two fiscal years preceding the StarkSchenkein Engagement Date and the subsequent interim period preceding the StarkSchenkein Engagement Date, neither the registrant nor anyone on its behalf consulted StarkSchenkein regarding either (1) the application of accounting principles to a specified transaction regarding the registrant, either completed or proposed, or the type of audit opinion that might be rendered on the registrant’s financial statements; or (2) any matter regarding the registrant that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of R. David Russell and David K. Young.  Based on this evaluation, Messrs. Russell and Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below.  In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2010.

As a result of our material weaknesses described below, management has concluded that, as of May 31, 2010, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at May 31, 2010:

•	We have not consistently recorded transactions in our accounting records.

•	The non-cash components of certain debt and equity transactions were not properly accounted for.

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our management may not be able to identify errors and irregularities in the financial statements and reports.

•
We relied on one of our officers for oversight of the financial reporting process and therefore there was an inherent lack of segregation of duties with certain aspects of the financial reporting process, and a limited independent governing board.

•
We relied on an external consultant for the administration functions, some of which did not have standard procedures in place for formal review by the one officer who was providing financial oversight for us.

The internal control weaknesses identified above with regard to the failure to consistently record transactions and inadequate segregation of duties with certain aspects of the financial reporting process will only be completely corrected if the Company expands and has the capacity to perform necessary accounting functions and adequately segregate the duties to mitigate the risk in financial reporting.  This expansion will depend mostly on the ability of management to fully execute its business operating strategy as outlined in this report and generate enough income to warrant growth in personnel.  With regard to the internal control deficiency identified above related to preventative measures to properly and accurately account for the recording of the non-cash aspects of certain debt and equity issuances, management has already taken steps to mitigate such risk going forward by utilizing external financial consulting services prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission’s rule and forms.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists the names and ages of our directors, executive officers and key employees as of May 2, 2011. Except for R. David Russell, who was appointed as a director, Chief Executive Officer and Chairman effective January 15, 2011, all of officers and directors listed below were officers and/or directors of the Company on May 31, 2010.

Name	Age	Position
R. David Russell	54	Director – January 2011 to present and July 2005 to August 2008 Chairman – January 2011 to present Chief Executive Officer – January 2011 to present

Name	Age	Position
David K. Young	57	Director – July 2005 to present President – February 2006 to present Chief Operating Officer – January 2011 to present Chief Executive Officer – February 2006 to January 2011
Thomas Hendricks	62	Director – 1998 to present Vice President of Exploration and Corporate Development February 2006 to present President – 2000 to February 2006
Art Daher	78	Director – 1998 to present

The following table lists the names and ages of former directors, executive officers and key employees of the Company who served during the period from May 31, 2005, through May 31, 2010.
Name	Position
Melvin Martin	Director – 1992 to July 2005
Matthew Witt	Chief Financial Officer – 2003 to February 2005
Robert Akright	Vice President – 1998 to February 2007

None of the current directors and officers is related to any other director or officer of the Company.

While some of our directors and executive officers are involved in other business ventures and do not spend full time on our business and affairs, we believe that each devotes as much time to our business and affairs as are required to satisfactorily carry out their duties.

Set forth below are brief accounts of the business experience of each director, executive officer of the Company.

R. David Russell. Mr. Russell has over 27 years experience in the mining industry including a variety of operating, executive and board of director positions. He served as President, CEO and a director of Apollo Gold Corp. from June 2002 until June 2010 when it merged with Linear Gold and changed its name to Brigus Gold Corp.  Mr. Russell was a founder of Nevoro Gold Corporation in January 2002, the predecessor of Apollo Gold Corp. and served as its President from February 2002 through June 2002.  Mr. Russell is the Chairman of Pure Nickel Inc., Lead Director for Fire River Gold Corp. and a director of General Moly, Inc.  He has also previously served as a director of the Company from July 2005 until August 2008.  Mr. Russell received a Bachelor of Science degree in Mining Engineering from the Montana School of Mineral, Science and Technology.

David K. Young. Mr. Young has been a director of the Company since 2005 and an officer of the Company since February 2006.  Mr. Young is a mining engineer with over twenty-five years of experience in mine operations, engineering, permitting, development, and corporate management. A graduate of the Colorado School of Mines, he is a registered professional engineer in the State of Idaho with substantial experience in designing, permitting, developing and operating underground mines.

Thomas S. Hendricks. Mr. Hendricks has been a director of the Company since 1988 and an officer since 2006.  Mr. Hendricks was the original owner of Hendricks Mining, Inc. (“HMI”) which owned the Cross / Caribou gold and silver mines near Nederland, Colorado.  Mr. Hendricks formed HMI in 1974 for the purpose of acquiring and operating the Cross Mine and neighboring mineral interests. Mr. Hendricks has been engaged in exploring and limited mining operations at the Cross Mine and neighboring mineral interests (now referred to as the “Caribou prospect”) on a full time basis since 1971. Mr. Hendricks is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

Art Daher.  Mr. Daher has been secretary and a director of Calais Resources since 1995. Mr. Daher is retired. Mr. Daher sold his Real Estate Company in September of 1996, a company he had owned and operated since May of 1983. Mr. Daher is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

Significant Employees

We have no significant employees other than our officers described above.

Arrangements & Family Relationships

There are no family relationships between any of our directors and/or executive officers.  There are no arrangements or understandings between any person and any of our current directors and/or executive officers pursuant to which any director or executive officer was selected as a director or executive officer.

Legal Proceedings

We are not aware of any material proceedings to which any of the non-director executive officers, or any associate of any such officer, is a party adverse to us or has a material interest adverse to us or to any of our subsidiaries.  During the last five years, none of the non-director officers has (i) had any bankruptcy petition filed by or against any business of which such person was an officer; (ii) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, insurance or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law; (v) been subject to any order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of securities or commodities laws or regulations, laws or regulations relating to financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (vi) been subject to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert at this time.

Audit Committee

Calais does not have a formal audit committee and, therefore, its Board of Directors serves as its audit committee.

Procedures by which security holders may recommend nominees to the board of directors

The board of directors has not adopted procedures by which security holders may recommend nominees to the board of directors.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions.  We have not done so because other business activities, including, but not limited to, the remedy of the financial difficulties discussed in Part I, Item 1, have taken precedent in the short term.  We expect that the Board of Directors will consider such a code in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

The table below sets forth the last known Section 16 filings made by current and former officers, directors and persons beneficially owning 10% or more of our common stock.  Based upon this information, we believe that certain of certain current and former shareholders, officers and directors have been delinquent or failed to file reports required by Section 16.

Name	Form	Date of Filing
R. David Russell	Form 4	June 13, 2008
David K. Young	Form 3	June 12, 2008
Thomas Hendricks	Form 4 Amendment	September 14, 2004
Art Daher	Form 4 Amendment	September 10, 2004
Matthew Witt	Form 3	September 26, 2003
Melvin Martin	Form 4	June 6, 2005
Robert Akright	Form 4 Amendment	September 10, 2005
RCA III GP LLC	Form 4	June 14, 2005
Steve Benaske	Form 3	September 29, 2003

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information about the remuneration of our executive officers during the fiscal years ended May 31, 2005 through May 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(5)	All Other Compensation ($)	Total ($)
David K. Young(1)	2005 2006 2007 2008 2009 2010	- 42,290 175,000 175,000 175,000 175,000	- - - - 45,000 45,000	- - - - - -	- - - - - -	- 42,290 175,000 175,000 220,000 220,000

Thomas Hendricks(2)	2005 2006 2007 2008 2009 2010	150,000 150,000 150,000 150,000 150,000 150,000	- - - - 45,000 45,000	- - - - - -	- - - - - -	150,000 150,000 150,000 150,000 195,000 195,000
Matthew Witt(3)	2005	130,000	-	-	-	130,000
Robert Akright(4)	2005 2006 2007	25,471 49,221 28,181	- - -	- - -	- - -	25,471 49,221 28,181
_________________________
(1)
Mr. Young has served as a director since July 2005.  He was subsequently appointed as President and Chief Executive Officer in February 2006.  Mr. Young was appointed Chief Operating Officer when Mr. Russell was appointed Chief Executive Officer in January 2011.

(2)
Mr. Hendricks has served as a director since 1998 and was President of the Company from 2000 to February 2006.  Mr. Hendricks has served as Vice President of Exploration and Corporate Development since February 2006.

(3)	Mr. Witt served as Chief Financial Officer from 2003 to February 2005. Mr. Witt received 1,000,000 options upon his employment with the Company.

(4)	Mr. Akright is a self-employed consulting geologist and acted as Vice President of the Company from 1998 to 2007.

(5)
Stock options granted during the fiscal years ended May 31, 2004 and for all periods prior were accounted for under APB 25, and therefore no fair value has been recorded. For the fiscal periods subsequent to May 31, 2005, our board of directors had contemplated the grant of options and or the re-pricing of existing options, but none of the actions contemplated were ever completed.

Employment and Compensation Arrangements

In July 2006, the Company entered into an employment agreement with David K. Young, as its President and Chief Executive Officer.  The agreement had no expiration and provided for compensation to Mr. Young of $175,000 annually, and monthly automobile allowance.  In the event that Mr. Young is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Young will continue for a period of 36 months. The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Young will have been deemed terminated without cause, and the provisions discussed above will become effective.

In July 2006, the Company entered into an employment agreement with Thomas Hendricks, as its Vice President for Exploration and Corporate Development.  The agreement had no expiration and provided for compensation to Mr. Hendricks of $150,000 annually, and monthly automobile allowance.  In the event that Mr. Hendricks is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Hendricks will continue for a period of 36 months.  The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Hendricks will have been deemed terminated without cause, and the provisions discussed above will become effective, as well as other provisions regarding vesting of certain stock options due to Mr. Hendricks.

The Company had an employment agreement with Matt Witt, the Company’s former our chief financial officer, during 2004 through August 2005. The employment agreement was a two-year agreement expiring in October 2005, and provided for compensation to Mr. Witt of $130,000 annually.

Due to the financial difficulties we faced during the 2005 to 2010 fiscal years, we were unable to pay the wages of certain of our executive officers.  We have entered into agreements and settlements with various officers and directors relating to compensation payable to them.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Wages and Other Payables.”

Outstanding Equity Awards at Fiscal Year-End

All of the stock awards shown above in the Summary Compensation table were fully vested upon grant.  Accordingly, at May 31, 2010, there were no stock awards that had not vested.

Director Compensation

We have no formal plan for compensating our directors for their service in their capacity as directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of the Board. The Board may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. Other than indicated below no director received any compensation for his services as a director, including committee participation and/or special assignments.

The following table sets forth the compensation paid to members of our Board of Directors, who were not executive officers, during each fiscal year from May 31, 2005 through May 31, 2010.

Director Compensation
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. David Russell (1)	2006 2007 2008 2009 2010	- - - - -	30,000 30,000 30,000 - -	- - - - -	- - - - -	- - - - -	- - - - -	30,000 30,000 30,000 - -
Melvin Martin (2)	2005	-	-	-	-	-	-	-
Art Daher (3)	2005 2006 2007 2008 2009 2010	- - - - - -	- - - - 45,000 45,000	- - - - - -	- - - - - -	- - - - - -	- - - - - -	- - - - 45,000 45,000
______________

(1)	Mr. Russell served as a director from July 2005 to August 2008. He was subsequently appointed as a director, Chairman and Chief Executive Officer on in January 2011.

(2)	Mr. Martin served as a director from 1992 until June 28, 2005.

(3)	Mr. Daher has served as a director since 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

At May 31, 2010, there were no outstanding options.

Beneficial Ownership

Set forth below is information regarding the beneficial ownership of our common stock, as of May 1, 2011 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to convertible instruments or warrants currently exercisable or exercisable within 60 days of May 1, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such instruments or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Ownership Information

Beneficial Owner & Address	Number of Shares Beneficially Owned as of May 1, 2011(1)	Percent of Class(2)
R. David Russell(3)	5,562,500	3.9%
David K. Young	6,270,420	4.4%
Thomas Hendricks(4)	4,785,667	3.4%
Art Daher(5)	2,340,450	1.7%
Officers and Directors as a group (4 persons)(6)	18,959,037	13.14%
Marlowe and Judy Harvey(7)	9,550,368	6.7%
Glenn Duffy(8)	8,316,725	5.8%
__________________
(1)
To the best of the Company’s knowledge, none of the shares listed for these officers and directors has been pledged as security.  Except for Glenn Duffy, the address of those listed is c/o Calais Resources Inc., P.O. Box 653, 4415 Caribou Road, Nederland, Colorado 80466.

(2)
If a stockholder holds options or other securities that are exercisable or otherwise convertible into our Common stock within 60 days following May 1, 2011, we treat the shares of Common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our Common stock. We do not consider those shares to be outstanding when we calculate the percentage ownership of any other stockholder.

(3)	Includes 650,000 shares held of record by Mr. Russell’s wife and 2,312,500 shares issuable upon exercise of warrants held by Mr. Russell.
(4)	Includes 619,000 shares held of record by Hendricks Mining Co.
(5)	Includes 2,500 shares held of record by Mr. Daher’s wife and 55,000 shares held of record by 575061BC Ltd., a company controlled by Mr. Daher.
(6)	Includes 2,312,500 shares issuable upon exercise of warrants held by Mr. Russell.
(7)
Mr. and Mrs. Marlowe’s address is 47015 Extrom Road, Chiliwack, British Columbia, Canada V2R 4V1.  Includes 659,730 shares held of record by Argus Resources, a company of which Mr. Harvey is an officer and significant shareholder.

(8)
Mr. Duffy’s address is 5679 Old Ranch Road, Sarasota, Florida 34241.  Includes 6,420,903 shares held of record by Pensco Trust Company Cust FBO Glenn E Duffy Roth IRA and 1,895,822 shares issuable upon exercise of warrants.  Mr. Duffy has been identified with other shareholders referred to in this report as the “Duffy Group”.  The Duffy Group beneficially owns 14,889,174, or 10.2%, which includes 6,420,903 shares held of record by Pensco Trust Company Cust FBO Glenn E Duffy Roth IRA, 4,161,325 shares held of record by Equity Trust Co Cust FBO Duane A Duffy Roth IRA, and 4,306,946 shares issuable upon exercise of warrants.

Changes in Control

There are no agreements known to management that may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 Conflicts of Interest and Related Party Transactions

Several of the Company’s officers and directors are also directors, officers or shareholders of other companies.  Some of the directors and officers are engaged and will continue to be engaged in the search for additional business opportunities on behalf of other corporations, and situations may arise where these directors and officers will be in direct competition with the Company. Such associations may give rise to conflicts of interest from time to time.  Such a conflict poses the risk that the Company may enter into a transaction on terms which could place the Company in a worse position than if no conflict existed.  Conflicts, if any, will be dealt with in accordance with the relevant provisions of the Business Corporations Act (British Columbia) (the “BCBCA”).  The directors of the Company are required by law to act honestly and in good faith with a view to the best interest of the Company and to disclose any interest which they many have in any project or opportunity of the Company. However, each director has a similar obligation to other companies for which such director serves as an officer or director.

Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Consulting Fees

We paid consulting fees and expense reimbursements of $58,300 (unaudited), $12,500 (unaudited), $13,750 in fiscal years 2007, 2006, and 2005, respectively, to Herbert Hendricks, the brother of Thomas Hendricks, an officer and director of the Company, as compensation for overseeing certain exploration activities in Panama and other various consulting activities.

Wages and Other Payables

Due to the financial difficulties we faced during the 2005 – 2010 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

	2010	2009	2008	2007	2006	2005
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
David K. Young (1)	$417,833	$279,333	$160,416	$106,667	$18,154	$-
Thomas Hendricks (2)	366,820	216,820	91,821	89,321	134,321	132,321
Matthew Witt (3)	127,750	127,750	127,750	127,750	127,750	127,750
	$912,403	$623,903	$379,987	$323,738	$280,225	$260,071

(1) David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  In January 2011, Mr. Young relinquished his CEO title and was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock.  See also “Item 11. Executive Compensation – Employment and Compensation Arrangements.”

(2) Subsequent to May 31, 2010, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due.  See also “Item 11. Executive Compensation – Employment and Compensation Arrangements.”

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, Thomas Hendricks (an officer and director of the Company) and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into on October 28, 2010 (the “October Settlement”) by and between us and Mr. Witt.  Under the October Settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock and $25,000 in cash. These shares were issued and cash released in November 2010.

Debentures

As of May 31, 2005 through 2010, the Company had outstanding convertible debentures payable to shareholders, current officers, and former officers and directors of the Company as set forth below:

	2010	2009	2008	2007	2006	2005
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
Debentures (a)	$4,809,649	$4,644,900	$5,110,759	$4,723,979	$4,600,798	$4,036,090

Debentures (b)	45,500	105,500	225,000	225,000	250,000	250,000
Total debentures payable	$4,855,149	$4,750,400	$5,335,759	$4,948,979	$4,850,798	$4,286,090
Less: Current portion	(4,855,149)	(105,500)	(175,000)	(125,000)	(100,000)	(50,000)
Long-term portion	$-	$4,644,900	$5,160,759	$4,823,979	$4,750,798	$4,236,090

(a)These debentures are unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey whom was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003.  Mr. Harvey is the President of Argus Resources, Inc., a holder of one of the debentures, Judy Harvey whom is Mr. Harvey’s spouse and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.

In December, 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $259,149 in cash as described more fully below. The remaining debenture, totaling $743,765, will mature in May 2011.

Lynne Martin Settlement

We entered into a Settlement Agreement with Lynne Martin regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and the second payment of $27,470.59 on March 18, 2011.

The Harvey Settlement

We entered into a Settlement Agreement with Marlowe and Judy Harvey and Argus Resources, Inc. regarding the following three debentures:

     1.   Judy Harvey                     $ 2,038,840
     2.   Judy Harvey                     $    949,417
     3.   Argus Resources, Inc.    $    220,723

Marlowe Harvey was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003.  Mr. Harvey is the President of Argus Resources, Inc.  Judy Harvey is Mr. Harvey’s spouse. After the closing of this transaction, Mr. Harvey beneficially holds more than 5% percent of our outstanding shares.

We and Judy Harvey agreed that Ms. Harvey would accept as full payment for her two debentures the total amount of $149,368 in cash and a total of 8,890,638 restricted shares of our common stock.  The cash was paid on December 15, 2010 and the shares were issued on December 20, 2010 to an escrow agent to hold the shares until the Cease Trade Order in British Columbia has been revoked.

We and Argus Resources agreed that Argus Resources would accept as full payment for its debenture 659,730 restricted shares of our common stock.  The shares were issued on December 20, 2010.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007, $119,500 in 2009, and $60,000 in 2010.  At May 31, 2010, the balance of the unpaid debenture was $45,500.  This debenture has subsequently been paid in full.

Debt

The Duffy Notes

On August 1, 2005, we issued a note payable (the “Duffy Note”) to a group of shareholders (the “Duffy Group”) The Duffy Group (Duane Duffy, Glenn Duffy, Luke Garvey and James Ober) independent qualified investors and shareholders of Calais for $807,650, in exchange for $681,000 originally accounted for as Share Capital, and interest accrued from the date of each totaling $126,650.  The Duffy Note was secured by a trust deed on the Caribou Townsite and Mine.  The Duffy Note bore interest at 15.9% and was payable in two installments: the first due on October 31, 2005 for $166,000 and the remaining principal and interest due October 31, 2006.  In addition, in consideration for the financing of the note, the Duffy Group received warrants to purchase 1,000,000 shares of our common stock for $0.40 per share in August 2005.

Initially, in the event that any scheduled payments were not made, a penalty representing 5% of the payment amount was to be added to the principal amount of the note.  In the event that the note holders provided written notification of default and the default was not cured within 10 days, the default interest rate would increase to 24% per annum on the entire principal amount and accrued interest.

On October 31, 2005, we defaulted on our obligation to pay $166,000. Under the terms of the note, a late fee penalty of 5%, or $8,300, was added to the principal amount of the note.

On December 15, 2005, we made a payment on the note of $169,070.

On October 31, 2006, we defaulted on the payment due at the note’s maturity and, under the terms of the note, a late fee penalty of 5%, or $39,129, was added to the principal amount of the note.  In addition, the default rate under the terms of the note was increased to 24% per annum.

The note was restructured on March 26, 2007.  The principal balance was set at $910,677, consisting of the original balance of the note, plus late fees and interest.  The payment terms specified an initial payment of $200,000 and payments of $75,000 per month until the note was repaid in full.  The interest rate was reset from the default rate of 24% to 15.9%.  We issued 500,000 shares of stock to the Duffy Group and extended the exercise date on warrants owned by the Duffy Group to purchase 875,000 shares of common stock from April 2008 to March 2012.

We defaulted on the $75,000 payment due April 15, 2007.  The note was restructured again on December 31, 2007.  The principal balance of the note was set at $900,537, consisting of the principal balance established at March 26, 2007, plus additional late fees and interest.  The maturity date was extended to April 1, 2008.    Warrants to purchase 1,000,000 shares of stock at $0.40 per share, expiring April 14, 2011 and 875,000 shares of stock at $0.25, expiring March 15, 2012, owned by the Duffy Group, were modified, with the exercise price set at $0.25 and the expiration date extended to January 1, 2020.

The note was restructured again on March 31, 2008.  The principal balance of the note was set at $948,397 consisting of the principal balance established at December 31, 2007 and interest.  The payment terms specified an initial payment of $100,000 and five monthly payments of $50,000 each beginning May 1, 2008.  The remaining principal and interest are due October 1, 2008.  We issued to the Duffy Group 1,185,496 shares of Common stock at $0.13 per share and warrants to purchase 1,185,496 shares of Common stock at $0.12 per share, expiring April 1, 2013.

In May 2008, as a result of the failure to pay scheduled interest payment in accordance with the March 31, 2008 loan modification, the note holders were issued 1,021,000 shares of Common stock at $0.15 per share and warrants to purchase 1,021,000 shares of common stock at $0.12 per share expiring in August 2013.

In May 2009, the note holders were issued 1,249,900 shares of Common stock at $0.14 per share and warrants to purchase 1,249,900 shares of common stock at $0.12 per share expiring in May 2020 in connection with the execution of a trust deed modification.

As a result of these transactions, the Duffy Group became holders of a significant percentage of the Company’s outstanding common stock.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Debt Restructure

On February 1, 2010, we, Elkhorn Goldfields, LLC (“Elkhorn”), and Brigus Gold Corporation (“Brigus”) entered into a purchase agreement which provided for the assignment to Brigus of principal, accrued interest and penalties owed to MFPI Partners, LLC (“MFPI”) in connection with the mortgage note of $7,755,622, principal and accrued interest in the amount of $386,653 owed in connection with the Congo Chief Note, and $1,458,582 owed to MFPI. On February 19, 2010, the Duffy Group entered into an agreement with Brigus and us whereby the Duffy group received 10,306,790 shares of Calais common stock in exchange for the forgiveness of $453,347 in our debt to Duffy, the assignment to Brigus of the remaining balance of $653,021 owed by us, and the assignment by the Duffy Group of its right to title and interest to the “Caribou” loan property to Brigus. The terms of the agreement allowed for additional consideration to be conveyed to the Duffy group from a third party, Elkhorn, in consideration for the consummation of the transaction.

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011. On January 15, 2010, we received forbearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011. As of May 31, 2010, interest of $269,691 had been accrued on this note.

At the time of the Brigus transaction, our current R. David Russell, our current Chairman, CEO and a director of the Company, was President and CEO of Apollo Gold Group, a predecessor of Brigus.  Mr. Russell also beneficially owns approximately 3.9% of our outstanding common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Shareholder Note

In connection with an Exploration Agreement dated December 31, 2008 (the “Exploration Agreement”) between the Company and DRDMJ, LLC, a company owned and controlled by R. David Russell, on December 20, 2008, the Company issued a one-year note payable to R. David Russell, who at the time was a shareholder of the Company and is currently the Company’s Chief Executive Officer and Chairman of the Board, in the amount of $405,410 in consideration for cash of approximately $300,000. The cash was to be used for development at the Cross Gold mine with ore processing at the Gold Hill mine.  In August 2009 the Company defaulted on it’s agreement with Mr. Russell and issued 5,067,650 shares of our common stock  valued at $861,501 as consideration for our default on the Exploration Agreement and recorded losses of $456,905 in connection with this.

Stock

On numerous occasions, we sold common stock to then-related parties, including our current Chief Executive Officer, R. David Russell.

On July 1, 2005 we sold 750,000 common share units to David R. Russell for proceeds of $150,000.  Each unit consisted of one share of our common stock and one warrant to purchase shares of our common stock at $0.25 per share. The warrants expired in June 2010.

On November 30, 2007 we sold 6,450,000 common share units to David R. Russell and parties related to him to him for proceeds of $516,000.  Each unit consisted of one share of our common stock and one warrant to purchase shares of our common stock at $0.12 per share.  The warrants expire in November 2012.

On February 8, 2008 and again on March 24, 2008 we sold a total of 1,375,000 common share units to R. David Russell and parties related to him for proceeds of $110,000.  Each unit consisted of one share of our common stock and one warrant to purchase shares of our common stock at $0.12 per share. The warrants expire in February and March 2013.

On April 26, 2010 we sold 100,000 shares of our common stock to David Russell for proceeds of $5,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountants Fees

As disclosed in “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” the Board has appointed StarkSchenkein, LLP (“StarkSchenkein”) as our independent registered public accounting firm to examine our financial statements for the fiscal years ending May 31, 2004, through May 31, 2011 and to perform other appropriate accounting services.  StarkSchenkein has served as our independent registered public accounting firm since March 10, 2011, and has no relationship with us other than that arising from their employment as our independent registered public accounting firm.

Fees paid to our auditors during the fiscal years ended May 31, 2005 through May 31, 2010 are as follows:

Fiscal Year	Audit Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005	KPMG LLP	$52,362	-	-	-
2006	KPMG LLP	$50,690	-	-	-
2007	Hein & Associates LLP	$5,000	-	-	-
2008	Hein & Associates LLP	$190,000	-	-	-
2009	Hein & Associates LLP	-	-	-	-
2010	Hein & Associates LLP	-	-	-	-

To the best of our knowledge, during the fiscal years listed above, fifty percent or less of the hours expended on the audit of our financial statements by our auditors were attributed to work performed by persons other than the auditor’s full-time permanent employees.

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee.  The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors during the fiscal years ended May 31, 2004 through May 31, 2010 were pre-approved by the Board.

Report of Board of Directors

The Board reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by the statement on Auditing Standards No. 61, as amended.  The Board received the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Board concerning independence, and has discussed with the independent accountant the independent accountant’s independence.  Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements in our annual report on Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements

The financial statements filed as part of this report are listed on the index to financial statements on page F-1

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3) Exhibit List

Exhibit Number	Title

3.01
Memorandum forming Millennium Resources, Inc. dated December 22, 1986 (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

3.02	Articles of Incorporation (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).
3.03	Special Resolution filed March 19, 1992 (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).
10.01
Loan agreement dated August 1, 2003 by and between Calais Resources Inc., Calais Resources Colorado, Inc., Aardvark Agencies, Inc., and Broadway Mortgage Corporation (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

10.02+
Option Agreement, dated November 29, 2005, by and between the Broadway Group, Calim Private Equity, LLC and Mendel Blumenfeld, LLP related to the purchase and sale of the Broadway Loan Agreement dated August 1, 2003.

10.03+	Allonge to Promissory Note dated December 15, 2005, related to the increase in principal amount payable under Loan Agreement with MFPI Partners, LLC.
10.04+	Second Allonge to Promissory Note dated December 15, 2006, related to the increase in principal amount payable under Loan Agreement with MFPI Partners, LLC.
10.05+	Letter Agreement with Calim Private Equity, LLC dated September 22, 2005
10.06+	Letter Agreement with MFPI Partners, LLC dated July 27, 2006
10.07
Mutual Release effective July 18, 2000, between Marlowe Harvey, Aardvark Agencies, Inc., Calais Resources Colorado, Inc., Calais Resources Inc., on the one part and Thomas S. Hendricks (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

10.08	Form of convertible debentures (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).
10.09
Purchase Option Agreement dated February 28, 2003 by and between Calais Resources Inc. and Golden Cycle of Panama, Inc. and Manama Mining of Golden Cycle, Inc. (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

10.10
Grant of Royaly Interest for Fixed Term, Modification of Prior Royalty Grants and Assignment of Royalty Buyout Rights Under Prior Grants dated March 1998 by Calais Resources Colorado Inc. in favor of Thomas S. Hendricks, Marjorie J. Hendricks, and John R. Henderson (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

10.11
Right to Redeem and Re-Acquire Agreement dated March 26, 1999 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

Exhibit Number	Title

10.12
Right to Redeem and Re-Acquire Agreement dated July 20, 2000 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

10.13
Grant of Royalty Interest for Fixed Term by Calais Resources Colorado, Inc. and Aardvark Agencies, Inc. dated July 2000 by Calais Resources Colorado, Inc. in favor of Thomas S. Hendricks, Marjorie J. Hendricks and John R. Henderson (Incorporated herein by reference from exhibits filed with the original filing on Form 20-F for the year ended May 31, 2003, as amended).

10.14
Settlement Agreement and General Mutual Release between Calais Resources Inc., Marlowe Harvey, and others, dated March 8, 2004. (Incorporated herein by reference from exhibits filed with quarterly report on Form 10-QSB for the quarter ended February 29, 2004).

10.15
Purchase Option Agreement between Calais Resources Inc. and Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc., dated February 28, 2003. (Incorporated herein by reference from exhibits filed with quarterly report on Form 10-QSB for the quarter ended February 29, 2004).

10.16
Extension of Purchase Option Agreement and Partial Acknowledgement of Performance by and between Calais Resources Inc., Golden Cycle of Panama, Inc. and Panama Mining of Golden Cycle, Inc. dated January 31, 2004  (Incorporated herein by reference from exhibits filed with quarterly report on Form 10-QSB for the quarter ended February 29, 2004).

10.17+	Further Extension and Restatement of Purchase Option Agreement btween Calais Resources Inc., Panama Mining of Golden Cycle and Golden Cucle of Panama Mining dated September 15, 2005
10.18+	Note payable between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated August 1, 2005.
10.19+	Grace Period Letter between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated March 13, 2007.
10.20+	Note and Trust Deed Modification Agreement between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated December 21, 2007.
10.21+	Note and Trust Deed Modification Agreement between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated June 12, 2008.
10.22*
Note and Trust Deed Modification Agreement of August 2008 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated August 22, 2008.

10.23*
Note and Trust Deed Modification Agreement of January 2009 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated January 22, 2009.

10.24*	Note and Trust Deed Modification Agreement of May 2009 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated May 26, 2009.
10.25+	Promissory Note between MFPI Partners, LLC and Calais Resources Inc. for purchase of Congo Chief, dated December 16, 2005.
10.26+	Vacant Land Contract to Buy and Sell Real Estate dated September 21, 2005 related to Congo Chief.
10.27+	Amendment and Extension Agreement by and between Calais Resources Inc. and the Estate of John W. Snyder, dated November 10, 2005.
10.28*	Deed of Trust from Calais Resources Inc. to MFPI Partners, LLC dated December 16, 2005.
10.29+	Endorsement to Promissory Note transferring rights to Apollo Gold, Inc. from Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey .
10.30+	Assignment of Loan Property by Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober, and Calais Resources Inc., Calais Resources Colorado, Inc. f/b/o Apollo gold, Inc. dated March 12, 2010.

Exhibit Number	Title

10.31+	Purchase Agreement by and among Apollo Gold Corportaion, Calais Resources Colorado, Inc. Calais Resources Inc. and Duane A. Duffy, Glenn, E. Duffy, Luke Garvey and James Ober dated March 12, 2010.
10.32+	Promissory Note between Calais Resources Inc. and Walsh Environmental Scientists and Engineers, LLC dated March 23, 2009.
10.33+	Stock Pledge Agreement by and between Walsh Environmental Scientists and Engineers, LLC and Calais Resources Inc. dated March 23, 2009
10.34+	Agreement by Calais Resources Colorado Inc. to Purchase Perpetual Independent Royalty Interest from Tusco, Incorporated dated June 1, 1988.
10.35+	Purchase Documents related to acquisition of land by Calais Resources Colorado, Inc. from John Spencer Folawn.
10.36+	Bill of Sale related to Stringtown Mill
10.37+	Purchase Agreement by and among Elkhorn Goldfields, LLC, Calais Resources Inc., Calais Resources Colorado, Inc. and Apollo Gold, Inc. made as of February 1, 2010.
10.38+	Forbearance Agreement dated as of January 15, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc.
10.39+	Exploration Agreement dated as of December 31, 2008 between Calais Resources Colorado, Inc. and DRDMJ, LLC.
10.40+	Letter re: Payment of Promissory Note dated August 20, 2009 between Calais Resources Colorado, Inc. and R. David Russell
10.41+	Settlement Agreement for Certain Debentures dated December 10, 2010 by and among Calais Resources Inc., Marlowe and Judy Harvey and Argus Resources Inc.
10.50#+	Employment Agreement with Thomas S. Hendricks, dated July 12, 2006.
10.51#+	Employment Agreement with David K. Young, dated July 5, 2006.
10.52#+	Settlement and Release Agreement by and among Calais Resources Inc., Thomas S. Hendricks, and Matthew C. Witt dated March 31, 2005.
10.53#+	Settlement Agreement by and between Calais Resources Inc. and Matt Witt dated October 28, 2010.
10.54#+	Settlement Agreement by and between Calais Resources Inc. and David Young dated October 27, 2010.
21+	List of subsidiaries
31+
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1+	Caribou Property Claims List
99.2+	Manhattan Property Claims List

+ Filed herewith.
# Compensatory arrangement.
* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calais Resources Inc.

Date: May 6, 2011	By:	/s/ R. David Russell
R. David Russell
Chief Executive Officer and Executive Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
May 6, 2011	R. David Russell Chief Executive Officer and Executive Chairman of the Board	/s/ R. David Russell

May 6, 2011	David K. Young President, Chief Operating Officer and Director (Principal Executive Officer and Principal Financial Officer)	/s/ David K. Young

May __, 2011	Thomas S. Hendricks Vice President of Exploration and Corporate Development, and Director

May 6, 2011	Art Daher Director	/s/ Art Daher

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)

INDEX TO THE FINANCIAL STATEMENTS

Description	Page Number
Report of the Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets as of May 31, 2010 and 2009	71
Consolidated Statements of Operations for the fiscal years ended May 31, 2010 and 2009, and for the period from December 30, 1986 (inception) through May 31, 2010.	72
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from December 30, 1986 (inception) to May 31, 2010	73-77
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2010 and 2009, and for the period from December 30, 1986 (inception) through May 31, 2010.	78-79
Notes to the Consolidated Financial Statements	80

[LETTERHEAD OF STARKSCHENKEIN, LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Calais Resources, Inc.

We have audited the accompanying consolidated balance sheets of Calais Resources, Inc. (an exploration stage Company) as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The Company's financial statements for the period from inception (December 30, 1986) to May 31, 2004, were audited by other auditors whose report expressed an unqualified opinion and included a going concern paragraph on those financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calais Resources, Inc. as of May 31, 2010 and 2009, the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations and anticipates further losses in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ StarkSchenkein, LLP

Denver, Colorado
May 6, 2011

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of May 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$27,919	$-
Prepaid expenses and other assets	15,063	12,437
Total current assets	42,982	12,437

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Total assets	$118,382	$87,837

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,669,242	$2,490,622
Convertible debentures, current portion	4,809,649	-
Convertible debentures - employee, current portion	45,500	105,500
Notes payable and current portion of long-term debt	10,253,878	8,814,925
Note payable - shareholders, net	-	1,160,356
Total current liabilities	17,778,269	12,571,403

Royalty interest	150,000	150,000
Convertible debentures	-	4,644,900
Environmental remediation liabilities	50,000	50,000
Total liabilities	17,978,269	17,416,303

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 76,278,142 and 50,992,802 shares issued and outstanding as of May 31, 2010 and 2009, respectively	29,299,883	26,541,417
Deficit accumulated during the exploration stage	(45,781,468)	(42,656,319)
Accumulated other comprehensive loss	(1,378,302)	(1,213,564)
Total Shareholders' Deficit	(17,859,887)	(17,328,466)

Total Liabilities and Shareholders' Deficit	$118,382	$87,837

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
MAY 31, 2010 AND 2010 AND FOR THE PERIOD FROM DECEMBER 20, 1986 (inception)
THROUGH MAY 31, 2010

	For the years ended May 31,		December 30, 1986 (inception) through
	2010	2009	May 31, 2010

Expenses
General and administrative expense	$1,060,289	$1,013,858	$10,164,006
Exploration and business development expenses	64,541	61,979	12,217,867
Depreciation and amortization expense	-	-	202,403
Total operating expenses	1,124,830	1,075,837	22,584,276

Other (income) and expenses
Loss on impairments	-	495,573	9,808,572
(Gain) on settlement of debts	(313,549)	(5,184)	(460,957)
Interest and financing fees	1,957,778	1,351,038	13,603,575
Other (income) expense	356,090	(1,558)	246,002
Total other income and expenses	2,000,319	1,839,869	23,197,192

Loss before income taxes	3,125,149	2,915,706	45,781,468
Income tax expense (benefit)	-	-	-
Net loss	$3,125,149	$2,915,706	$45,781,468

Other comprehensive loss (income) - foreign currency translation adjustments	164,738	(465,859)	1,378,302
Comprehensive loss	$3,289,887	$2,449,847	$47,159,770

Basic weighted-average number of common shares outstanding	64,660,175	50,469,135

Diluted weighted-average number of common shares outstanding	86,958,371	50,469,135

Basic and diluted net loss per common share	$0.05	$0.06

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2010

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive(Loss) Income	Total Stockholders Deficit
Balance at Inception: December 30, 1986	-	$-	$-	$-	$-

Shares issued for cash	1	1			1
Shares issued for cash	80,000	73,346			73,346
Shares issued for cash	150,000	5,501			5,501
Net loss			(79,688)		(79,688)

Balance at May 31, 1987	230,001	78,848	(79,688)	-	(840)

Shares issued for cash	11,600	10,635			10,635
Shares issued for cash	100,000	110,019			110,019
Net loss			(31,108)		(31,108)

Balance at May 31, 1988	341,601	199,502	(110,796)	-	88,706

Shares issued for cash	31,000	39,790			39,790
Shares issued upon exercise of warrants	20,000	29,338			29,338
Shares issued upon exercise of warrants	5,000	7,335			7,335
Net loss			(136,400)		(136,400)

Balance at May 31, 1989	397,601	275,965	(247,196)	-	28,769

Shares issued for cash	40,000	99,751			99,751
Shares issued upon exercise of options	20,000	55,010			55,010
Net loss			(39,985)		(39,985)

Balance at May 31, 1990	457,601	430,726	(287,181)	-	143,545

Shares issued for acquisition of Cineonix LTD	1,000,000	550,095			550,095
Shares issued for finder's fee	30,000	66,011			66,011
Net loss			(865,413)		(865,413)

Balance at May 31, 1991	1,487,601	1,046,832	(1,152,594)	-	(105,762)

Shares issued for acquisition of mineral interests	50,000	14,669			14,669
Net loss			(52,591)		(52,591)

Balance at May 31, 1992	1,537,601	1,061,501	(1,205,185)	-	(143,684)

Shares issued for cash	1,000,000	110,019			110,019
Shares issued for cash	600,000	96,817			96,817
Shares issued under debt settlement	115,468	16,939			16,939
Shares issued for finder's fee	30,000	19,143			19,143
Net loss			(86,648)		(86,648)

Balance at May 31, 1993	3,283,069	1,304,419	(1,291,833)	-	12,586

Shares issued for acquisition of mineral interests	50,000	22,371			22,371
Shares issued upon exercise of warrants	1,000,000	110,019			110,019
Shares issued upon exercise of warrants	145,000	23,397			23,397
Shares issued for cash	170,000	74,813			74,813
Net loss			(241,437)		(241,437)

Balance at May 31, 1994	4,648,069	$1,535,019	$(1,533,270)	$-	$1,749

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2010 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 1994	4,648,069	$1,535,019	$(1,533,270)	$-	$1,749

Shares issued for cash	200,000	110,019			110,019
Shares issued upon exercise of warrants	205,000	40,340			40,340
Shares issued upon exercise of warrants	40,000	7,628			7,628
Shares issued upon exercise of warrants	215,000	41,000			41,000
Shares issued upon exercise of warrants	3,000	1,650			1,650
Cancellation of shares	(905,209)	(1)			(1)
Net loss			(485,428)		(485,428)

Balance at May 31, 1995	4,405,860	1,735,655	(2,018,698)	-	(283,043)

Shares issued for cash	700,000	513,422			513,422
Shares issued for cash	209,200	583,939			583,939
Shares issued for cash	285,750	800,620			800,620
Shares issued for cash	359,300	1,006,694			1,006,694
Shares issued for acquisition of mineral interests	100,000	220,038			220,038
Shares issued upon exercise of warrants	81,500	44,833			44,833
Shares issued upon exercise of warrants	141,500	71,611			71,611
Shares issued upon exercise of warrants	8,000	4,988			4,988
Shares issued upon exercise of warrants	73,500	48,566			48,566
Shares issued upon exercise of warrants	300,000	220,038			220,038
Shares issued upon exercise of warrants	43,500	27,120			27,120
Shares issued upon exercise of warrants	36,500	22,756			22,756
Shares issued for finder's fee	4,364	-			-
Net loss			(1,576,237)		(1,576,237)

Balance at May 31, 1996	6,748,974	5,300,280	(3,594,935)	-	1,705,345

Shares issued for cash	199,820	1,494,912			1,494,912
Shares issued for finder's fee	5,962	-			-
Shares issued upon exercise of options	10,000	9,535			9,535
Shares issued upon exercise of options	3,000	2,860			2,860
Shares issued upon exercise of options	1,000	953			953
Shares issued upon exercise of options	1,000	953			953
Shares issued upon exercise of options	7,000	12,117			12,117
Shares issued upon exercise of options	500	477			477
Shares issued upon exercise of options	75,900	72,371			72,371
Shares issued upon exercise of options	81,000	77,233			77,233
Shares issued upon exercise of warrants	27,500	17,145			17,145
Shares issued upon exercise of warrants	285,750	1,047,932			1,047,932
Shares issued upon exercise of warrants	222,700	816,708			816,708
Net loss			(2,147,983)		(2,147,983)

Balance at May 31, 1997	7,670,106	8,853,476	(5,742,918)	-	3,110,558

Shares issued for cash	537,200	1,970,075			1,970,075
Shares issued upon exercise of options	1,400	1,335			1,335
Shares issued upon exercise of options	1,000	953			953
Shares issued upon exercise of options	7,000	6,674			6,674
Shares issued upon exercise of options	39,562	45,345			45,345
Shares issued upon exercise of options	207,000	44,030			44,030
Shares issued for acquisition of mineral interests	11,250	71,540			71,540
Shares issued for acquisition of mineral interests	619,000	3,123,238			3,123,238
Other comprehensive income (loss)				(9,379)	(9,379)
Net loss			(8,375,209)		(8,375,209)

Balance at May 31, 1998	9,093,518	$14,116,666	$(14,118,127)	$(9,379)	$(10,840)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2010 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 1998	9,093,518	$14,116,666	$(14,118,127)	$(9,379)	$(10,840)

Shares returned to Treasury	(22,039)	-			-
Shares issued for debt settlement @ $1.10 per share	180,125	198,172			198,172
Shares issued for acquisition of mineral interests @ $4.36 per share	80,364	350,716			350,716
Shares issued for acquisition of mineral interests @ $6.36 per share	288,750	1,836,190			1,836,190
Shares issued for acquisition of mineral interests @ $4.36 per share	10,000	43,641			43,641
Shares issed upon exercise of options @ $0.98 per share	25,000	24,571			24,571
Other comprehensive income (loss)				-	-
Net loss			(4,986,037)		(4,986,037)
Balance at May 31, 1999	9,655,718	16,569,956	(19,104,164)	(9,379)	(2,543,587)

Net loss			(1,546,541)		(1,546,541)
Balance at May 31, 2000	9,655,718	16,569,956	(20,650,705)	(9,379)	(4,090,128)

Shares issued under settlement for services @ $0.33 per share	100,000	33,006			33,006
Shares issed upon exercise of options @ $0.15 per share	100,000	11,002			11,002
Other comprehensive income (loss)				172,512	172,512
Net loss			(585,235)		(585,235)
Balance at May 31, 2001	9,855,718	16,613,964	(21,235,940)	163,133	(4,458,843)

Shares issued for debt settlement @ $0.22 per share	250,000	55,010			55,010
Shares issued under settlement for services @ $.22 per share	471,000	103,638			103,638
Shares issued for acquisition of mineral interests @ $0.22 per share	100,000	22,004			22,004
Other comprehensive income (loss)				(33,641)	(33,641)
Net loss			(732,152)		(732,152)
Balance at May 31, 2002	10,676,718	16,794,616	(21,968,092)	129,492	(5,043,984)

Shares issued for cash @ $1.14 per share	62,500	57,775			57,775
Shares issued for debt settlement @ $0.42 per share	67,500	28,458			28,458
Shares issued under settlement for services @ $0.40 per share	261,667	105,056			105,056
Shares issued for acquisition of mineral interests @ $0.60 per share	100,000	60,144			60,144
Shares issed upon exercise of options @ $0.33 per share	25,000	8,251			8,251
Warrants issued for services		150,832			150,832
Other comprehensive income (loss)				(411,846)	(411,846)
Net loss			(761,138)		(761,138)
Balance at May 31, 2003	11,193,385	$17,205,132	(22,729,230)	$(282,354)	$(5,806,452)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2010 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 2003	11,193,385	$17,205,132	(22,729,230)	$(282,354)	$(5,806,452)

Shares issued for cash @ $1.14 per share	80,000	91,493			91,493
Shares issued for cash @ $0.96 per share	125,000	120,618			120,618
Shares issued for financing @ $0.56 per share	8,181,818	4,606,309			4,606,309
Shares issued for services @ $1.67 per share	245,750	409,649			409,649
Shares issued for acquisition of mineral interests @ $1.80 per share	2,000	3,594			3,594
Shares issued upon exercise of warrants @ $0.82 per share	62,500	51,185			51,185
Shares issued upon exercise of options @ $0.33 per share	340,000	112,219			112,219
Shares issuable for subscriptions received	-	428,963			428,963
Shares cancelled previously issued for services @ $0.32 per share	(87,000)	(28,077)			(28,077)
Warrants cancelled previously issued for services		(150,831)			(150,831)
Other comprehensive income (loss)				(8,111)	(8,111)
Net Loss			(4,723,421)		(4,723,421)
Balance at May 31, 2004	20,143,453	22,850,254	(27,452,651)	(290,465)	(4,892,862)

Conversion of subscriptions received in prior periods to note payable	-	(440,000)			(440,000)
Cancellation of shares	(228,751)	-			-
Shares issued for cash @ $0.25 per share	100,000	25,000			25,000
Shares issued for cash @ $0.20 per share	1,100,000	220,000			220,000
Other comprehensive income (loss)				(314,290)	(314,290)
Net loss			(4,365,149)		(4,365,149)
Balance at May 31, 2005	21,114,702	22,655,254	(31,817,800)	(604,755)	(9,767,301)

Shares issued for cash @ $0.20 per share.	750,000	150,000			150,000
Shares issued for cash @ $0.20 per share	1,500,000	300,000			300,000
Shares issued for cash @ $0.20 per share	875,000	175,000			175,000
Shares issued for services @ $0.48 per share	93,649	44,951			44,951
Warrants issued		105,890			105,890
Other comprehensive income (loss)				(564,707)	(564,707)
Net loss			(2,761,205)		(2,761,205)
Balance at May 31, 2006	24,333,351	23,431,095	(34,579,005)	(1,169,462)	(12,317,372)

Shares issued for cash @$ 0.20 per share	250,000	50,000			50,000
Shares issued in conjunction with purchase of mortgage	3,782,955	556,590			556,590
Shares issued in connection with investor relations @ $0.27 per share	23,750	6,413			6,413
Shares issued in connection with trust deed modification @ $0.18 per share	500,000	90,000			90,000
Shares issued in connection with settlement agreement @ $0.18 per share	55,000	9,900			9,900
Other comprehensive income (loss)				(123,182)	(123,182)
Net loss			(2,255,523)		(2,255,523)
Balance at May 31, 2007	28,945,056	$24,143,998	(36,834,528)	$(1,292,644)	(13,983,174)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2009 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 2007	28,945,056	$24,143,998	$(36,834,528)	$(1,292,644)	$(13,983,174)

Shares issued for cash @ $.08 per share	7,775,000	622,000			622,000
Shares issued for cash @ $.08 per share	1,950,000	156,000			156,000
Shares issued for note receivable @ $0.12 per share	750,000	90,000			90,000
Shares issued for cash @$.08 per share	2,211,250	176,900			176,900
Shares issued for cash @$.08 per share	2,550,000	204,000			204,000
Shares issued for cash @$.08 per share	1,250,000	100,000			100,000
Shares issued for note payable restructure @ $ 0.13 per share	1,185,496	154,114			154,114
Shares issued for mineral interest and royalties	250,000	32,500			32,500
Warrants issued in connection with debt modification		93,089			93,089
Warrants issued in connection with debt modifciation		153,754			153,754
Other comprehensive income (loss)				(386,779)	(386,779)
Net loss			(2,906,085)		(2,906,085)

Balance at May 31, 2008	46,866,802	25,926,355	(39,740,613)	(1,679,423)	(15,493,681)

Shares issued for cash @ $.08 per share	1,062,500	85,000			85,000
Shares issued for cash @ $.08 per share	1,562,500	125,000			125,000
Shares issued for note payable restructure @ $ 0.15 per share	1,021,000	153,233			153,233
Shares issued for cash @ $ 0.08 per share	480,000	38,400			38,400
Warrants issued in connection with debt modification		150,939			150,939
Warrants issued in connection with debt modification		62,490			62,490
Other comprehensive income (loss)				465,858	465,858
Net loss			(2,915,706)		(2,915,706)

Balance at May 31, 2009	50,992,802	26,541,417	(42,656,319)	(1,213,565)	(17,328,467)

Shares issued to Directors @ $ 0.09 per share	4,000,000	360,000			360,000
Shares issued for settlement of debt @ $0.17 per share	511,000	86,870			86,870
Shares issued for note payable restructure @ $ 0.14 per share	1,249,900	174,985			174,985
Shares issued for cash @ $.05 per share	1,200,000	60,000			60,000
Shares issued in connnection with settlement agreement @ $0.17 per share	5,067,650	861,500			861,500
Shares issued for services @ $0.17 per share	1,000,000	170,000			170,000
Shares issued for payment of note @ $ 0.09 per share	10,306,790	927,611			927,611
Shares issued for cash @ $.05 per share	250,000	12,500			12,500
Shares issued for cash @ $.05 per share	100,000	5,000			5,000
Shares issued for cash @ $.0625 per share	1,600,000	100,000			100,000
Other comprehensive income (loss)				(164,737)	(164,737)
Net loss			(3,125,149)		(3,125,149)

Balance at May 31, 2010	76,278,142	$29,299,883	$(45,781,468)	$(1,378,302)	$(17,859,887)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		December 30, 1968 (Inception) through
	2010	2009	May 31, 2010
Cash flows from operating activities:
Net loss	$(3,125,149)	$(2,915,706)	$(45,781,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	-	-	200,736
Non-cash interest expense	854,517	1,149,673	11,019,230
Loss on impairment of mineral properties	-	495,573	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	1,102,597	-	1,048,053
Common shares issued for services	170,000	-	771,349
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Losses (gains) recognized in connection with debt settlement	(313,549)	(5,184)	(171,061)
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	456,090	-	456,090
Loss on foreign exchange	-	-	318,770
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:	-	-	-
(Increase) decrease in prepaid expenses	(2,625)	37,068	(58,350)
Increase (decrease) in accounts payable and other current liabilities	813,931	667,506	2,811,310
(Increase) decrease in other operating assets and liabilities	(307,225)	147,762	(154,938)

Net cash used in operating activities	$(351,413)	$(423,308)	$(7,633,666)

Cash flows from investing activities:

Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	-	-	161,352
Net additions to equipment	-	-	(167,929)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	-	-	$(17,900,393)

See accompanying notes to consolidated financial statements

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		December 30, 1986 (Inception) through
	2010	2009	May 31, 2010
Cash flows from financing activities:
Proceeds from sale of common shares	177,500	248,400	18,712,579
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	10,253,878	-	17,029,960
Proceeds from borrowing on shareholder note	-	282,000	282,000
Repayments of long term debt	(9,992,046)	(3,147)	(11,902,794)
Repayments of debt - convertible debentures	(60,000)	(119,500)	(220,926)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415
Net cash provided by financing activities	$379,332	$407,753	$24,625,715

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	27,919	(15,555)	27,919
Cash at beginning of period	-	15,555	-
Cash at end of period	$27,919	$-	$27,919

Supplemental Cash Flow Information
Interest expense paid in cash	$-	$201,365	$1,188,233
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$213,788	$412,407
Common shares issued in connection with accrued liabilities	$360,000	$-	$360,000
Common shares issuable for debt restructuring	$-	$-	$556,321
Common shares issuable for settlement	$-	$-	$93,847
Common shares issued for debt restructuring and settlements	$948,370	$153,233	$1,255,717
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to consolidated financial statements

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Calais Resources Inc. was incorporated under the laws of the Province of British Columbia, Canada, on December 30, 1986.  Calais Resources Inc. and its subsidiaries (collectively with its subsidiaries, referred to herein as “Calais”, “we”, “us” or “our”) is currently in the process of exploring various mineral interests, primarily gold and silver.  We are headquartered in Colorado, and have mining interests principally in Colorado and Nevada.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves, impairment of fixed assets, valuation allowances for deferred tax assets and the fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

We have not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-QSB for the quarter ended August 31, 2004.  Subsequent to filing the consolidated financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods including November 30, 2004 through May 31, 2009.

Our activities to date have primarily consisted of raising capital and acquiring and exploring our mining interests.  We have had no significant revenue in our history.  Accordingly, we are considered to be in the exploration stage.

Our fiscal year end is May 31st.  Through May 31, 2004, we reported our financial information using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) using the Canadian dollar as our functional and reporting currency.  During the fiscal year ended May 31, 2005, we changed our reporting basis to “U.S. GAAP” and our functional and reporting currency to the United States dollar (“U.S. dollar”).  This change was made for several reasons, including the following: (1) substantially all of our assets and employees are now located in the United States; (2) substantially all of our labor, materials and other costs are now denominated in the U.S. dollar; and (3) our recent financing transactions, including both lending activities and cash infusions in exchange for equity, have been denominated in the U.S. dollar and have involved parties and investors located in the United States.  Accordingly, historical financial information included in this Annual Report on Form 10-K has been restated using U.S. GAAP with a functional and reporting currency of the U.S. dollar, unless otherwise noted.  All references herein to “$” and “US$” refer to U.S. Dollars, unless otherwise indicated.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated.

NOTE 2 - LIQUIDITY

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $45,781,468, as of May 31, 2010.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $19,575,994 through the sale of equity securities and $17,311,960 through the issuance of debt instruments which has been used primarily to provide operating funds, repay long term debt  acquire mineral interests and property and equipment.  Subsequent to May 31, 2010, we have acquired an additional $2,394,900 in financing (Note 13).  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Foreign Currency

For all periods prior to May 31, 2004, our functional and reporting currency was the Canadian dollar.  We  determined during the fiscal year ended May 31, 2005 that our functional currency was the U.S. dollar (Note 1).  We translated financial statements prior to May 31, 2005 into U.S. dollars by translating all assets and liabilities at the exchange rate in effect at the balance sheet date.  Transactions involving equity were translated at the exchange rate in effect on or about the date of each transaction.  Income and expenses were translated using an average exchange rate for the period. Adjustments resulting from translation of foreign currency financial statements were reported as Other Comprehensive Income.

Cash Equivalents

We consider all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

Mineral Interests

We expense general prospecting costs and the costs of acquiring and exploring unevaluated mineral interests.  We capitalize land.  When a mineral interest is determined to have proven and probable reserves, subsequent exploration costs are capitalized to mineral interests.  For acquired mineral interests with proven and probable reserves, we capitalize acquisition costs and subsequent development costs. When mineral interests are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral interest, all capitalized costs relating to the specific property will be written off in the period abandoned or sold and a gain or loss is recognized. To date, we have not yet commenced our primary operations.

Notes Receivable

We have recorded notes receivable as of May 31, 2010 and 2009 it is our policy to review the notes for collectability on a periodic basis or when there has been a significant change in circumstances that might impact the collectability of the notes. As of May 31, 2010 and 2009 we have not recorded any allowance for notes receivable and we believe these amounts to be fully collectible.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

During the fiscal year ended May 31, 2010 we did not record any impairment expense. During the fiscal year ended May 31, 2009, we experienced financial difficulties due to the global economic downturn. During this downturn, the price of gold declined and the U.S. credit markets tightened, significantly lessening the availability of business

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

financing. We continued to produce net operating losses and negative cash flow during this time, ending the 2009 fiscal year with a net negative cash balance. Accordingly, we performed an impairment analysis and, as a result of that analysis, recognized an impairment of approximately $0.5 million, constituting all of our mineral interests at the time, in recognition of the fact that future cash flows were not likely given then-current facts and circumstances.

Asset Retirement and Environmental Obligations

We are subject to certain environmental and regulatory obligations which will require us to restore our mine properties after mining has been completed or, in the case of environmental remediation obligations, at the request of local, state, or federal environmental authorities.  The fair value of a liability for an asset retirement obligation is recognized as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made, with an offsetting increase in the carrying value of the asset.  The asset retirement obligation is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the asset retirement obligation is measured using expected future cash flow discounted at our credit-adjusted, risk-free interest rate.  During the fiscal years ended May 31, 2010 and 2009, we did not recognize an asset retirement obligation related to our properties as we have not engaged in any activities which would have disturbed the initial state of the property.

We have recorded an environmental remediation obligation which provides for the recognition, disclosure and subsequent measurement of liabilities related to pollution arising from some past act, corrective-action provisions of the Resource Conservation and Recovery Act, or analogous state and non-U.S. laws and regulations. During the fiscal year ended May 31, 2005 we recorded an environmental remediation obligation of $50,000 (Note 5).

Royalty Interest

We have recorded liabilities related to our purchase of perpetual independent royalty interests in our Caribou property as royalty interests (Note 4).  These amounts are payable at any time no later than twenty years from the initial purchase date April, 12, 2008.

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate of short-term maturity of these financial instruments.  Fair values of assets and liabilities measured on a recurring basis as of May 31, 2010 included notes receivable, convertible debentures, notes payable, common stock issuable and long-term debt.  The reported amounts approximated fair value as of the balance sheet date.

Comprehensive Income (Loss)

Our comprehensive loss consists of net gains and losses on foreign currency translation adjustments, primarily related to our Canadian-dollar-based convertible debentures.  Comprehensive income (loss) is presented in the accompanying consolidated statements of changes in shareholders’ equity (deficit).

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist of cash deposits with financial institutions.  We periodically evaluate the creditworthiness of financial institutions and maintain cash accounts only with major financial institutions, thereby minimizing exposure for deposits in excess of federally insured amounts.  On occasion, we may have cash in banks in excess of federally insured amounts.  Management believes that credit risk associated with cash is remote.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

Incomes Taxes

Deferred income taxes are recognized using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.  We have not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns.

Net Loss Per Common Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying stock options and warrants outstanding as of May 31, 2010 and 2009 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

Restricted Cash

Restricted cash consists of certificates of deposit and underlying letters of credit for state and local bonds related to our mineral properties.

Share-Based Compensation

For all reporting periods prior to the fiscal year ended May 31, 2004, we accounted for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations.  As such, compensation expense under fixed plans was recorded only if the market value of the underlying stock at the date of granting exceeded the exercise price.  If the exercise price of a fixed option award was changed, the award was accounted for as a variable award from the date of modification to the final measurement date upon which the award was exercised, forfeited, or expired unexercised. Compensation cost was adjusted in subsequent periods up to the measurement date for changes in the quoted market price.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”), which was a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  These standards were subsequently codified under ASC Topic 718, Share Based Compensation.  The standards required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  The provisions of these accounting rules were effective for all registrants as of the first fiscal year beginning after June 15, 2005; however, we adopted these standards effective for all reporting periods subsequent to June 1, 2004.

New Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We have reviewed all new pronouncements that have been issued since the filing of our Form 10-K for the year ended May 31, 2004 to determine their impact, if any, on our financial statements.

Effective July 1, 2009, the FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles, became the single source for authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

GAAP for SEC registrants. The ASC does not change U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not have any assets or liabilities classified as Level 3. We have adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and we adopted the amendment accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

On August 2, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of “Financial Reporting Policies” (“ASU 2010-21”). The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), Business Combinations (“ASC 805”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ( “ASC 810”). The provisions of ASU 2010-21 did not have a material impact on the financial statements.

NOTE 4 – MINERAL INTERESTS

As of May 31, 2010 and 2009 respectively our mineral properties are carried at $nil. We review and evaluate long-lived assets for impairment at least on an annual basis or when there has been a significant change in circumstance.  The analyses performed during the periods presented resulted in the recognition of impairment expense of $nil and $495,573 during the fiscal years ended May 31, 2010 and 2009 respectively. Since our inception we have recorded impairment expense of $9,808,572.

Title to mining interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristics of many mining interests.  We have investigated title to all of its mineral interests and, to the best of our knowledge, title to all of our interests are in good standing as described below.

(a) Colorado

Calais owns or controls 137 patented and 105 unpatented mineral claims in a 3.5 square mile area, which comprise the Consolidated Caribou District. In general, these claims can be classified as:

•
The Calais Patented Claims, which comprise the Caribou and Cross Projects. These claims include most of the currently disturbed and proposed development property at the Cross Mine (which is an underground mine). Calais owns the mineral rights to all these claims; and

•
The Caribou Property (Upper) Claims represent the majority of the Consolidated Caribou District land holdings. Aardvark Agencies, Inc. (“AAI”) is the “nominee owner” of a portion of the claims, which comprise the

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

Caribou Property. As “nominee owner”, AAI holds record title to the parcel, however Calais retains the right to occupy, explore, mine, develop, build, and/or re-acquire the property.  AAI is controlled by Marlowe Harvey, a former officer, director and significant shareholder of the Company. Following a series of transactions between AAI, Mr. Harvey, Calais, and Mr. Hendricks, which resulted in litigation brought by Mr. Hendricks against Mr. Harvey,  AAI, Mr. Hendricks and Calais entered into a mutual release and settlement agreement effective July 18, 2000.  This agreement, which was modified in 2004, provides that we have the right to reacquire the claims held by AAI for a debenture (which we have already paid to AAI) and for a payment from Calais to AAI of “a cash amount equal to pay the capital gains triggered by the transfer” to Calais (which his ultimately deducted from the debenture).  In March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011) to repurchase the interest of AAI in the Caribou prospect, including the payment of $750,000 for the reacquisition, and AAI’s right to convert that debenture before it is paid.  That agreement, also defined Calais’ right to borrow against, enter in and upon the mineral interests in the Caribou prospect owned by AAI, construct buildings and mines on those prospects, and remove and sell minerals from Caribou for Calais’ own account.

The majority of the mineral interests acquired in 1998 from Hendricks Mining Co. (“HMC”), or acquired prior to April 2003, are subject to net smelter return royalties of 2.0% in favor of the former shareholders of HMC.  The royalty grants now outstanding and of record are currently effective for a period of 20 years after the date of the grants, with expiration of the royalties beginning in March 2018 and ending in April 2018.  Certain of the royalty grants to the former HMC shareholders on non-patented claims are subject to a partial buyout option exercisable by us at any time during the term of the grants.  The buyout option gives us the right to buy out and retire 1% out of the 2% royalty grants (i.e., 50% of the outstanding grants) for an exercise price of $750,000. The royalty grants to the former HMC shareholders on the patented claims are subject to a repurchase of the 2% NSR at any time during the term for $1.5 million.

Several of the mineral interests acquired after April 2003 are subject to royalty reservations in favor of the sellers in amounts varying from 1.325% to 3.5% of net smelter returns.  The terms of these royalties vary from perpetual to a lifetime interest only.

In April 2008, we entered into an agreement to purchase a perpetual independent royalty interest from Tusco, Incorporated (“Tusco”), a third party.  Prior to this agreement, Tusco held a royalty interest in production from certain properties formerly held by HMC.  Under the April 2008 agreement, Calais purchased this royalty interest from Tusco in exchange for $150,000, payable at any time during the following 20 years, and 250,000 shares of Calais common stock.  In addition, Calais must pay Tusco $1,500 per month beginning May 15, 2008 and continuing through the life of Tusco’s President during the term of the agreement and the final payment period.  Pursuant to this agreement, we recognized a $182,500 mineral interest, and a corresponding $150,000 liability, as well as $32,500 in common stock related to the 250,000 shares issued. We continue to make payments pursuant to this agreement.

As a result of agreements entered into in the 2000 calendar year to provide financing to us, Aardvark Agencies, Inc. (“AAI”), an entity controlled by a former officer and director of ours, owns a portion of the Caribou property. The parties clarified the earlier agreements in March 2004 and, as a result, we may repurchase (through August 31, 2011) by repaying the $744,370 debenture (Note 7) that AAI holds (subject to the holder’s right to convert the debenture into our common stock in accordance with the terms of the debenture). During the period of time that AAI owns the property, we may enter upon the property, explore for minerals, use the Aardvark properties as collateral, and produce any minerals found for our own account. If we fail to exercise the option to reacquire the property interest held by AAI by August 31, 2011, the parties have agreed to extend the purchase option an additional ten years if we also extend the debenture held by Aardvark for the same period.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

(b) Nevada

In December 1994, we acquired from a then-director a 51% interest in various properties in Nevada known as the Manhattan project. We also agreed to acknowledge any applicable 5% net smelter return royalties on certain claims in that project to that director. It appears that the director owned no interest in these properties at that time, although he believes that he had and still has rights to acquire interests in those properties. In October 2003, we received partial title information relating to these properties which consist of 28 patented mining claims and 147 unpatented mining claims. In July 2004, the former director and his affiliated companies conveyed their respective interests in these properties to us. Certain of these claims overlie other claims.

It appears that the record ownership of the various prospects is as follows:

•
28 patented mining claims appear to be owned by us (which received assignment of these claims in July 2004) as to a 60% undivided interest, and by Nevada Manhattan Mining, Inc., an entity controlled by the former director (“NMMI”), as to a 40% undivided interest;

•	42 unpatented mining claims appear to be owned by us (which received assignment of these claims in July 2004);
•	56 unpatented mining claims appear to be owned by an individual named Anthony Selig or entities associated with Mr. Selig; and
•	The remaining claims appear to be owned by us or by us and NMMI in the 60-40 ratio described above for the patented claims. Our ownership of these claims was received by the July 2004 assignment.

Mr. Selig has denied any obligation to convey any portion of the claims directly to us, but has admitted an obligation to convey his interest in claims listed in a 1997 agreement between Selig and NMMI to NMMI. Selig is aware of the outcome of the Calais/NMMI litigation and he and his counsel have indicated a willingness to tender the NMMI deed to the District Court in and for Nye County if properly directed to do so.  We believe that the settlement of the NMMI litigation reached in September 2000 results in NMMI being obligated to convey its interests in the prospects to Calais, subject to the terms of the settlement, including payment of royalties to NMMI from production.  We are currently unable to locate any person with authority to act for NMMI; management is evaluating the possible invocation of the jurisdiction of the District Court to accept the Selig deed on behalf of the joint venture, and subject to the terms of the recorded settlement.  We also plan to deposit the remaining funds due to NMMI with the registry fund of the Nye County, Nevada District Court, as NMMI itself cannot be located or contacted.

(c)   Panama

On February 28, 2003, we entered into a “Purchase Option Agreement,” wherein we received an option to purchase a 40,000 acre mineral concession in an historic gold producing district of Panama with Panama Mining of Golden Cycle of Panama Incorporated (“PMGC”) in exchange for a combination of cash and our shares.  Under the Purchase Option Agreement and subsequent extensions, we were committed to perform certain work on the properties, including an obligation to complete a $250,000 exploration program for lode deposits by September 25, 2004, and an additional $250,000 program to explore for placer gold deposits and install a pilot placer operation. We also hired a shareholder of the sellers, Herbert Hendricks, to oversee the project. Herbert Hendricks is the brother of our then-President, Thomas Hendricks, but they do not share the same home, they make independent business decisions, and are not otherwise affiliated. These performance obligations were modified by a full restatement of the agreement dated September 2005.

It was later determined that the concession applications and the concession originally issued for the original exploitation concession were not of a status with the Panamanian government that exploration could be pursued without further processing of the concession applications in Panama and the official re-issuance of the exploitation concession.  The issuance of these documents was the responsibility of the Panama companies, and the Panama companies were unable to produce written evidence of such issuance, in violation of our agreement with them. After extensive correspondence with the Panama companies over said concessions, management determined that it was unable to conduct exploration activities in Panama absent the formal issuance of these

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

concessions by the Panamanian government. Accordingly, we did not meet the aforementioned performance obligations and can offer no assurance that we will do so.

In 2007, the Panama companies declared us to be in default; we protested and declared the Panama companies to be in default.  We have since initiated arbitration with the International Center of Dispute Resolution, the international division of the American Arbitration Association, seeking damages of $995,000.  There can be no assurance of a positive outcome for this arbitration and, in the event the outcome is positive, there can be no assurance as to the collectability of assets pursuant to a judgment.

We do not intend to pursue any further exploration activities in Panama.

NOTE 5 -   ENVIRONMENTAL REMEDIATION LIABILITY

We have been approached by the State of Nevada, Division of Minerals (“Nevada Division of Minerals”), with regard to the need for safeguarding and public notification of several dozen mine openings in the area of our properties in Nevada and are working with the Nevada Division of Minerals to set forth a plan of remediation.  Management’s current cost estimates for this remediation are in the range of $25,000 - $35,000.

In addition, we have been contacted by the United States Forest Service (“USFS”) with regard to the potential need for environmental remediation related to exploration activities that took place on federal lands within our mining claims.  Management’s preliminary estimates indicate that costs are not expected to exceed $15,000 with respect to this remediation.

Pursuant to the above, we have recorded an environmental remediation liability of $50,000, which management believes is the most likely cost outcome for these activities.  This environmental remediation liability is an estimate and it is reasonably possible that this estimate could change in the near term or that costs to remediate these claims could exceed management’s estimates.

NOTE 6 – DEBT

A summary of notes payable outstanding at May 31, is as follows:

	2010	2009
Current Portion
Note payable (“mortgage”)	$-	$5,222,095
Accrued interest (“mortgage”)	-	2,121,002
Note payable (“Calim”)	-	1,170,500
Note payable (“Congo Chief”)	-	259,892
Note payable – shareholders (“Duffy”)	-	823,636
Note payable – shareholders (“Russell”)	-	336,720
Note payable (“Brigus”)	10,253,878	-
Other	-	41,436
Total Current Portion	$10,253,878	$9,975,281

Mortgage Loan

On August 1, 2003, we issued a note payable to Broadway Mortgage Corporation (“Broadway”) for $4,500,000, which bore interest at 12.9% annually and was due in full on July 31, 2005.  The note payable was secured by a first trust deed on the Caribou Town-site and Mine, owned jointly between us and Aardvark Agencies, Inc.  Cash proceeds from the note were $3,339,000 and non-cash proceeds representing prepaid interest on the note were $1,161,000.  In the event of default, a late fee penalty of 10% of the face value of the note was to be added to the principal amount of the note, and the note carried a default interest rate of 15%.  In consideration for financing of the

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

note, we issued 8,181,818 shares of common stock to Broadway valued at $4,500,000 and incurred $286,104 in transaction closing costs.

On July 31, 2005, we defaulted on our obligation to pay the note.  Under the terms of the amended note agreement, the principal amount increased $450,000 to $4,950,000 and we began to accrue interest at the 15% per annum default interest rate.

On December 15, 2005, MFPI Partners, LLC (“MFPI”) purchased the face value of the note of $4,950,000 and accrued interest and late fees of $722,095, as well as all assigned interests in the note from Broadway.  In addition, the note’s maturity was extended to December 15, 2006 and the default interest rate was reduced from 15% to 12.9% per annum.

On December 15, 2006, we and MFPI agreed to extend the maturity of the note to March 15, 2007.  As of March 16, 2007, we defaulted on the note agreement and remained in default until February 2010.

In February 2010, all amounts outstanding including principal, accrued interest and accrued late fees totaling $7,755,622 payable to MFPI were paid in full as a component of the February 2010 debt restructure, as discussed below.

Calim Payable

In July 2006, the Company entered into an agreement with MFPI Capital Partners (“Calim”), which, among other provisions related to MFPI mortgage loan, provides for non-interest bearing cash advances.  During 2007, the Company received cash totalling $1,020,500 under this agreement.  During 2008, the Company received cash totalling $150,000 under this agreement.

Congo Chief Payable

On December 16, 2005, we issued a note payable to MFPI Partners, LLC for $258,956 and the proceeds used for the purchase of the Congo Chief Lode Mining Claim.  The Congo Chief note bore interest at 12.0% per annum and the principal amount of the note plus all accrued and unpaid interest was originally due and payable on February 21, 2006. On February 21, 2006, we defaulted on the payment commitment on the note and began to accrue interest at a default rate of 18% on the total of the principal amount and accrued and unpaid interest of $264,567.

On February 1, 2010, we repaid all past due amounts on the note of total principal and interest in the amount of $386,653 as a component of a debt restructuring as discussed below.

The Duffy Notes

On August 1, 2005, we issued a note payable to a group of shareholders for $807,650, in exchange for $681,000 originally infused into us as Share Capital, and interest accrued from the date of each infusion totaling $126,650.  The note payable was secured by a trust deed on the Caribou Townsite and Mine.  The Duffy Note bore interest at 15.9% and was payable in two installments: the first due on October 31, 2005 for $166,000 and the remaining principal and interest due October 31, 2006.  In addition, in consideration of financing of the note, the Duffy Group received warrants on August 11, 2005 for the purchase of 1,000,000 shares of Common stock.  The warrants were valued at $105,890 and recorded as a discount to the note payable to be amortized over the initial term of the note (Note 9).

Initially, in the event that any scheduled payments were not made, a penalty representing 5% of the payment amount was to be added to the principal amount of the note.  In the event that the note holders provided written notification of default and the default was not cured within 10 days, the default interest rate would increase to 24% per annum on the entire principal amount and accrued interest.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

On October 31, 2005, we defaulted on our obligation to pay $166,000.  Under the terms of the note, a late fee penalty of 5%, or $8,300, was added to the principal amount of the note.

On December 15, 2005, we made a payment on the note of $169,070.

On October 31, 2006, we defaulted on the payment due at the note’s maturity and, under the terms of the note, a late fee penalty of 5%, or $39,129, was added to the principal amount of the note.  In addition, the default rate under the terms of the note was increased to 24% per annum.

The note was restructured on March 26, 2007.  The principal balance was set at $910,677, consisting of the original balance of the note, plus late fees and interest.  The payment terms specified an initial payment of $200,000 and payments of $75,000 per month until the note was repaid in full.  The interest rate was reset from the default rate of 24% to 15.9%.  We issued 500,000 shares of stock to the Duffy Group and extended the exercise date on warrants owned by the Duffy Group to purchase 875,000 shares of common stock from April 2008 to March 2012.

We defaulted on the $75,000 payment due April 15, 2007.  The note was restructured again on December 31, 2007.  The principal balance of the note was set at $900,537, consisting of the principal balance established at March 26, 2007, plus additional late fees and interest.  The maturity date was extended to April 1, 2008.  Warrants to purchase 1,000,000 shares of stock at $0.40 per share, expiring April 14, 2011 and 875,000 shares of stock at $0.25, expiring March 15, 2012, owned by the Duffy Group, were modified, with the exercise price set at $0.25 and the expiration date extended to January 1, 2020.  The modification of the warrants was valued at $93,088, and was recorded as interest expense in December 2007 (Note 9).

The note was restructured again on March 31, 2008.  The principal balance of the note was set at $948,397 consisting of the principal balance established at December 31, 2007 and interest.  The payment terms specified an initial payment of $100,000 and five monthly payments of $50,000 each beginning May 1, 2008.  The remaining principal and interest are due October 1, 2008.  We issued to the Duffy Group 1,185,496 shares of Common stock at $0.13 per share and warrants to purchase 1,185,496 shares of Common stock at $0.12 per share, expiring April 1, 2013.  The warrants were valued at $153,753, were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in April 2008 (Note 9).

In May 2008, as a result of the failure to pay scheduled interest payment in accordance with the March 31, 2008 loan modification, the note holders were issued 1,021,000 shares of Common stock at $0.15 per share and warrants to purchase 1,021,000 shares of common stock at $0.12 per share expiring in August 2013.  The warrants were valued at $150,939, were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in August 2008 (Note 9).

In May 2009, the note holders were issued 1,249,900 shares of Common stock at $0.14 per share and warrants to purchase 1,249,900 shares of common stock at $0.12 per share expiring in May 2020 in connection with the execution of a trust deed modification.  The warrants were valued at $62,489, were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in May 2009 (Note 9).

In February 2010, in connection with the repayment of $435,347 in principal of the outstanding loan balance, the assignment of the right to title and interest to the loan property “Caribou,” as described above, to Brigus, and the assumption of $653,021 in outstanding principal and accrued interest by Brigus, the note holders received 10,306,790 shares of Common stock. See Debt restructure as described below.

Shareholder Note

On December 20, 2008, the Company issued a one-year note payable to a shareholder, R. David Russell, in the amount of $405,410 in consideration for cash of approximately $282,000. The cash was granted to the Company pursuant to an exploration and development agreement wherein the proceeds were to be used for development at the Gold Hill mine. We recorded a debt discount in the amount of  $123,410, which has been recorded as debt discount and accreted to interest expense over the term of the note. In August 2009 the Company defaulted on it’s agreement with Mr. Russell and issued 5,067,650 shares of our common stock valued at $861,501 as consideration for the

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

default.  We have recorded additional expense of $456,905 in connection with our default on this agreement.  (Note 9).

Debt Restructure

On February 1, 2010, we, Elkhorn Goldfields, LLC (“Elkhorn”), and Brigus Gold Corporation (“Brigus”) entered into a purchase agreement which provided for the assignment to Brigus of principal, accrued interest and penalties owed to MFPI, in connection with the mortgage note of $7,755,622, principal and accrued interest in the amount of $386,653 owed in connection with the Congo Chief note, and $1,458,582 owed to MFPI Capital Partners. On February 19, 2010, the Duffy Group entered into an agreement with Brigus and us whereby the Duffy group received 10,306,790 shares of Calais common stock in exchange for the forgiveness of $453,347 of our debt to Duffy, the assignment to Brigus of the remaining balance of $653,021 owed by us, and the assignment by the Duffy Group of its right to title and interest to the “Caribou” loan property to Brigus. The terms of the agreement allowed for additional consideration to be conveyed to the Duffy group from a third party, Elkhorn, in consideration for the consummation of the transaction.

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011. On January 15, 2011, we received forebearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011. As of May 31, 2010, interest of $269,691 had been accrued on this note.

In connection with the acquisition of our outstanding debt obligations, Brigus has a lien on our Caribou property.

Future Maturities

As of May 31, 2010, all of our notes and debt payable, consisting of one note with a balance of $10,253,878, was due before May 31, 2011.  However, on January 13, 2011, we received an extension on the repayment of this debt until June 2011 (Note 13).

NOTE 7 - DEBENTURES

A summary of convertible debentures outstanding at May 31 is as follows:

	2010	2009

Debentures (a)	$4,809,649	$4,644,900

Debentures (b)	45,500	105,500
Total debentures payable	$4,855,149	$4,750,400
Less: Current portion	(4,855,149)	(105,500)
Long-term portion	$-	$4,644,900

(a)These debentures are unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey whom was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003.  Mr. Harvey is the President of Argus    Resources, Inc., a holder of one of the debentures, Judy Harvey whom is Mr. Harvey’s spouse and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.

In December, 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $259,149 in cash (Note 13). The remaining debenture, totaling $743,765, will mature in May 2011.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007,

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

$119,500 in 2009, and $60,000 in 2010.  At May 31, 2010, the balance of the unpaid debenture was $45,500.  This debt was subsequently paid to Mr. Hendricks.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We lease certain mineral rights, have both patented and unpatented mine claims that require annual maintenance payments and have entered into certain royalty agreements with third parties wherein we have monthly obligations.  Failure to make payments on our patented or unpatented claims or royalty interests will result in the loss of the interests and underlying claims. The table below sets forth anticipated expenditures under the patented and unpatented claims as well as our royalty interests.

May 31, 2011	$75,345
May 31, 2012	75,793
May 31, 2013	76,248
May 31, 2014	76,711
May 31, 2015	78,182
Total	$382,279

In July 2006, the Company entered into an employment agreement with David K. Young, as its then President and Chief Executive Officer.  The agreement had no expiration and provided for compensation to Mr. Young of $175,000 annually, and monthly automobile allowance.  In the event that Mr. Young is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Young will continue for a period of 36 months. The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Young will have been deemed terminated without cause, and the provisions discussed above will become effective.

In July 2006, the Company entered into an employment agreement with Thomas Hendricks, as its Vice President for Exploration and Corporate Development.  The agreement had no expiration and provided for compensation to Mr. Hendricks of $150,000 annually, and monthly automobile allowance.  In the event that Mr. Hendricks is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Hendricks will continue for a period of 36 months.  The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Hendricks will have been deemed terminated without cause, and the provisions discussed above will become effective.

From time to time we are involved in litigation in the ordinary course of trade or business. Included in accrued liabilities on our consolidated balance sheets is $75,000 related to a litigation claim payable. We believe that that this amount is adequate. We are not aware of any additional potential claims and or contingencies other than as discussed herein.

NOTE 9 -- SHAREHOLDERS’ DEFICIT

Common stock   -   We have an authorized unlimited number of common shares of our no par value common stock.  Common shares outstanding as of May 31 were as follows:

2010	2009
76,278,142	50,992,802

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

Fiscal 2010 Transactions - During the year ended May 31, 2010 we issued 25,285,340 share of our common stock as follows:

•
In August 2009 and February, April and May 2010, we raised $177,500 in cash from accredited investors for the sale of units comprising 3,150,000 shares of restricted Common stock and warrants to purchase 1,450,000 of common shares.   The Common stock prices ranged from $0.05 to $0.0625 per share and the warrants had an exercise price of $0.20 per share with expiration dates ranging from August 2012 to February 2013.

•
In August 2009, we issued units to the Duffy Group in connection with extension of Duffy notes.  The units consisted of 1,249,900 shares of restricted Common stock and warrants to purchase an equal number of common shares.  The Common stock price was $0.14 per share and the warrants had an exercise price of $0.12 with an expiration date of August 2021.

•	In August 2009, we issued 511,000 shares of restricted Common stock in connection with a settlement of a $42,436 note payable to Walsh Environmental Sciences.
•
In September 2009, we issued 5,067,650 shares of restricted Common stock in connection with the settlement of a note payable due a shareholder related to our default on an exploration  and development agreement.  The Common stock price was $0.17 per share. In connection with the issuance of these shares we have recorded a loss on default of the exploration agreement in the amount of $456,901; this amount has been included in other (income) loss on our consolidated income statement.

•
In September 2009, we issued 1,000,000 shares of restricted Common stock in connection with a consulting agreement.  The Common stock price was $0.17 per share. We have recognized the expense of $170,000 ratably over the term of the agreement.

•
In February 2010, we issued 10,306,790 shares of restricted common stock to the Duffy Group in connection with the restructuring of $1,088,367 of notes payable to Duffy Group.  The Duffy Group entered into an agreement with Brigus and Calais whereby the Duffy group received these shares for the forgiveness of $435,347 in debt, with the remaining balance of $653,021 owed, assigned to Brigus.  The Company recorded a gain on the settlement of the Duffy note of $359,992. The common stock price was $0.09 per share.

•
In May 2010, we issued 4,000,000 shares of restricted common stock to members of our board of directors as compensation, for the period of June 2006 through August 2009.  The common stock price was $0.09 per share.

Fiscal 2009 Transactions - During the year ended May 31, 2009 we issued 4,126,000 shares of our common stock as follows:

•
In June, July and October 2008, we raised $248,400 in cash from accredited investors for the sale of units, totaling 3,105,000 shares of restricted Common stock and warrants to purchase an equal number of common shares.   The common stock price was $0.08 per share and the warrants had an exercise price of $0.12 per share with an expiration dates of June, July and October 2013.

•
In August 2008, we issued units to the Duffy Group in connection with extension of notes payable.  These units consisted of 1,021,000 shares of restricted common stock and warrants to purchase an equal number of common shares.  The warrants were valued at $150,939 were recorded as a charge to interest expense.  The common stock price was $0.15 per share and the warrants had an exercise price of $0.12 with an expiration date of August 2013 (Note 9).

Fiscal 2008 Transactions - During the year ended May 31, 2008 we issued 17,921,746 shares of our common stock as follows:

•
In November and December 2007 and in January, February and March 2008, we raised $1,258,900 in cash from accredited investors for the sale of units comprising 15,736,250 shares of restricted common stock and warrants to purchase an equal number of common shares.   The common stock price was $0.08 per share and the warrants had an exercise price of $0.12 per share with expiration dates ranging from November 2012 to March 2013.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

•
In December 2007, we entered into a transaction wherein we intended to purchase assets from one of our shareholders in exchange for common stock. The transfer of title to the assets was not completed; however, we issued 750,000 shares restricted common stock at to the purchaser in exchange for a note receivable in the amount of $60,000. In connection with this transaction, we have recorded a loss of $30,000, which represents the value as set for in the initial agreement and the value of the 750,000 shares of common stock as issued.

•
In April 2008, we issued units to the Duffy Group in connection with extension of notes. The units consisted of 1,185,496 shares of restricted common stock and warrants to purchase an equal number of common shares.  The common stock price was $0.13 per share and the warrants had an exercise price of $.12 with an expiration date of April 2013.

•	In April 2008, we issued 250,000 shares of restricted common stock as partial consideration for the purchase of a royalty interest. The common stock price was $0.13 per share.

Fiscal 2007 Transactions - During the year ended May 31, 2007 we issued 4,611,705 shares of our common stock as follows:

•
In June 2006, we raised $50,000 in cash from accredited investors for the sale of units, totaling 250,000 shares of restricted common stock and warrants to purchase an equal number of common shares.   The common stock price was $.20 per share and the warrants had an exercise price of $0.25 per share with an expiration date of June 2010.

•
In July 2006, we issued 3,782,955 shares of restricted common stock and issued 4,782,955 warrants to MFPI.  The common stock price was $0.15 per share and the warrants had an exercise price of $0.25 per share with an expiration dates ranging from December 2007 to December 2010. The shares of common stock were issued in connection with the execution of a letter agreement between Calim/MFPI and us wherein MFPI acquired the Broadway Mortgage (Note 8).

•
In November 2006, we issued 23,750 shares of restricted common stock to SQ Funding in connection with investor relations services received in November and December 2006.  The common stock price was $0.27 per share.

•
In May 2007, we issued 55,000 shares of restricted common stock in connection with the settlement of accrued interest and other charges owed to an officer of ours.  The common stock price was $0.18 per share.

•
In March 2007, we issued 500,000 shares of restricted common stock to the Duffy Group in connection with the modification of a trust deed.  The common stock price was $0.18 per share. We have recorded a charge to interest expense in connection with the issuance of these shares.

Fiscal 2006 Transactions - During the year ended May 31, 2006 we issued 3,218,649 shares of our common stock as follows:

•
In July 2005 and February and April 2006, we raised $625,000 in cash during from accredited investors through the sale of units. These units totaled 3,125,000 shares of restricted common stock and warrants to purchase an equal number of common shares.  The common stock price was $0.20 per share and the warrants had an exercise price of $0.25 per share with expiration dates ranging from April 2008 to June 2010.  Included in the private placements were 875,000 units sold to the Duffy Group for cash proceeds of $175,000.  Each unit sold to the Duffy group contained one share of common stock and one warrant to purchase an equal number of common shares at $0.25 with an original expiration date of April 2008. These warrants were subsequently extended with an expiration date of January 2020.

•	In April 2006, we issued 93,649 shares of restricted common stock to the Duffy Group as reimbursement for legal fees totaling $44,951 associated with the initial Duffy notes payable described above.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

Fiscal 2005 Transactions - During the year ended May 31, 2005 we issued 1,200,000 shares of our common stock as follows:

•
In January and March 2005, we raised $245,000 in cash from accredited investors through the sale of units.  The units totaled 1,200,000 shares of restricted common stock and warrants to purchase an equal number of common shares.   The common stock prices ranged from $0.20 to $0.25 per share, and the warrants had exercise prices of $0.25 to $0.30 per share and expired on various dates in February and March 2010.

Warrants The following stock purchase warrants were outstanding at May 31 (warrants in thousands):

		Exercise Price
Balance, May 31, 2004	255,000	$0.25-$0.50
Issued	1,200,000	$0.25
Expirations	(50,000)	$0.50
Exercised	-
Balance, May 31, 2005	1,405,000	$0.25-$0.50
Issued	4,125,000	$0.25
Expirations	(205,000)	$0.50
Exercised	-
Balance, May 31, 2006	5,325,000	$.25-$.50
Issued	5,032,955	$0.25
Expirations	(125,000)	$0.25
Exercised	-
Balance, May 31, 2007	10,232,955	$0.25
Issued	16,921,746	$0.12
Expirations	(1,000,000)	$0.25
Exercised	-
Balance, May 31, 2008	26,154,701	$0.12-$0.25
Issued	5,376,450	$0.12
Expirations	(1,782,955)	$0.25
Exercised	-
Warrants Outstanding at May 31, 2009	29,748,196	$0.12-$0.25
Issued	1,450,000	$0.20
Expirations	(2,700,000)	$0.25-$0.30
Expiratons	-
Warrants Outstanding at May 31, 2010	28,498,196	$0.12-$0.25

•
Fiscal 2010 Transactions - During the year ended May 31, 2010, we issued 1,450,000 warrants to purchase our common shares at $0.20 expiring in 2012 and 2013. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

•
Fiscal 2009 Transactions - During the year ended May 31, 2009, we issued 5,376,450 warrants to purchase our common shares at $0.12 per share. Of the warrant issuances during the period, 3,105,000 were issued in connection with unit sales, each unit consisting of one common share and one warrant. The

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

warrants issued in connection with the unit sales expire in 2013. 2,271,450 warrants were issued in connection with the modification of terms of notes payable due to a related party, the warrants expire in 2013. 2,271,450 warrants were issued in connection with the modification of terms of notes payable due to a related party, the warrants expire in 2013 and 2021. We have recorded a charge of $213,490 in interest expenses related to the issuance of these warrants.

•
Fiscal 2008 Transactions - During the year ended May 31, 2008, we issued 16,921,746 warrants to purchase our common shares at $0.12 per share. Of the issuances during the period, 15,736,250 warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant. The warrants issued in connection with unit sales expire in 2012 and 2013.  1,185,496 warrants were issued in

•
connection with the modification of notes payable due a related party and expire in 2013. We recorded a charge of $153,754 in interest expense relating to the issuance of these warrants.  In addition, we recorded $93,089 as a discount on notes payable related to the re-pricing and extension of the original Duffy warrants issued in August 2005.

•
Fiscal 2007 Transactions - During the year ended May 31, 2007, we issued 5,032,955 warrants to purchase our common shares at $0.25 per share.  250,000 warrants were issued in connection with unit sales expiring in 2010.  4,782,955 warrants to purchase our common stock at $0.25 expiring in 2007, 2008 and were issued in connection with our private equity offering as well as the modification of our Broadway mortgage.

•
Fiscal 2006 Transactions - During the year ended May 31, 2006, we issued 4,125,000 warrants to purchase our common shares at $0.25.  2,250,000 of the warrants were sold in connection with unit sales and expired in 2010, and 875,000 warrants were issued in connection with unit sales to a related party and expire in 2020.   In August 2005, we issued 1,000,000 warrants to the Duffy Group in connection with the restructuring of the initial Duffy notes payable (Note 8).  The warrants had an exercise price of $.25 per share with expiration dates ranging from 2010 to 2020.  We have recorded $105,890 to discount on notes payable related to the warrants issued in connection with the notes payable to be amortized over the initial term of the note.

•
Fiscal 2005 Transactions - During the year ended May 31, 2005, we issued 1,200,000 warrants to purchase our common shares between $0.25 and $0.30, expiring in 2010. The warrants were issued in connection with unit sales.

The value of the warrants as discussed above was determined using the Black-Scholes model for pricing.  The following table represents the assumptions used in the Black-Scholes pricing model:

	2010	2009	2008	2007	2006	2005
Expected Term	-	3 – 12 years	5 - 12 years	-	5 years	-
Risk free Interest Rate	-	1.39% - 2.79%	1.94% - 3.23%	-	4.09%	-
Expected Dividend Yield	-	None	None	-	None	-
Volatility	-	230.52% - 274.43%	269.77% - 284.73%	-	162.66%	-

NOTE 10 - STOCK-BASED COMPENSATION

We have no formal stock option or stock-based compensation plan.  However, historically, we have granted stock options to our directors, officers and employees.  Options issued to employees and directors had historically been issued with exercise prices in both Canadian and U.S. dollars. Effective June 1, 2004, our functional currency became the U.S. dollar (Note 1) and therefore all amounts below have been presented in U.S. dollars.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

A summary of the activity as of and for the years ended May 31, are as follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding May 31, 2004	1,232,500		$3.34
Options Exercisable May 31, 2004	1,232,500		$3.34
Grants	-	$
Forfeits	-
Expirations	(82,500)		0.80
Options Outstanding May 31, 2005	1,150,000		$3.52
Options Exercisable May 31, 2005	1,150,000		$3.52
Grants	-
Forfeits	-
Expirations	(50,000)		$0.33
Options Outstanding May 31, 2006	1,100,000		$3.67
Options Exercisable May 31, 2006	1,100,000		$3.67
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2007	1,100,000		$3.67
Options Exercisable May 31, 2007	1,100,000		$3.67
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2008	1,100,000		$3.67
Options Exercisable May 31, 2008	1,100,000		$3.67
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2009	1,100,000		$3.67
Options Exercisable May 31, 2009	-
Grants	-
Forfeits	-
Expirations	(1,100,000)		$3.67
Options Outstanding May 31, 2010	-

We considered legacy pronouncement SFAS 123(R), which became effective as of the beginning of the first interim or annual reporting period that began subsequent to June 15, 2005 when assessing the impact of stock options granted prior to May 31, 2004. As all options were vested as of May 31, 2004, and there were no grants, modifications, repurchases, or other activity during the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006, or 2005, we have not adopted any of the three transition approaches as prescribed by SFAS 123(R).

We deemed that the “Modified Perspective,” “Modified Retrospective,” and “Limited Retrospective” approaches were not applicable. Therefore, we did not recognize stock-based compensation expense during the reporting periods presented above, nor have we recorded any deferred financing cost at the end of the respective reporting periods.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

NOTE 11 -   INCOME TAXES

We account for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Income tax expense (benefit) consists of the following for the fiscal years ended May 31:

	2010	2009

Current taxes	$-	$-
Deferred taxes	(1,096,737)	(975,635)
Less: valuation allowance	1,096,737	975,635
Net income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended May 31 due to the following (expressed as a percentage of pre-tax income):

	2010	2009
Federal taxes at statutory rate	35.00%	35.00%
State taxes, net of federal benefit	3.01%	3.01%
Permanent items	-0.01%	-0.02%
Alternative minimum tax	0.00%	0.00%
Valuation allowance	-35.10%	-36.50%
Expiring NOLs, change in tax rate and other adjustments	-2.90%	-1.49%
Effective income tax rate for continuing operations	0.00%	0.00%

As of May 31 the components of these temporary differences and the deferred tax asset were as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$12,243,573	$11,183,678
Stock grants	288,876	260,640
Debentures issued for compensation	17,295	40,101
Exploration costs	-	-
Accrued compensation	367,848	256,868
Other	55,687	135,255
Gross deferred tax assets	12,973,279	11,876,542

Deferred tax liabilities:
Financing fees	-	-
Other	-	-
Gross deferred tax liabilities	-	-

Net deferred tax assets before valuation allowance	12,973,279	11,876,542

Valuation allowance	(12,973,279)	(11,876,542)

Deferred tax assets (liabilities), net	$-	$-

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and the level of uncertainty with respect to future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided.

As of May 31, 2010, and 2009 we had $34,981,000, and $31,953,000, respectively, in net operating loss carry-forwards available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire through 2030.

	Canada	US	Total
2011	$114,000	$-	$114,000
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	$4,239,523	$4,239,523
2019	-	$4,121,101	$4,121,101
2020	-	$660,237	$660,237
2021	-	$1,065,740	$1,065,740
2022	-	$964,039	$964,039
2023	-	$989,426	$989,426
2024	-	$7,927,626	$7,927,626
2025	-	$2,233,167	$2,233,167
2026	-	$2,410,718	$2,410,718
2027	-	$2,213,983	$2,213,983
2028	-	$2,881,440	$2,881,440
2029	-	$2,246,000	$2,246,000
2030	-	$3,028,000	$3,028,000
	$114,000	$34,981,000	$35,095,000

We have not filed our federal income tax returns for 2005 through 2010.  Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities.  However, no tax expense will be recorded as a result of a full valuation allowance.

On June 1, 2007, we adopted the provisions of ASC Topic 740, regarding uncertainty in income taxes. Management has not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns, as noted above.

NOTE 12 – RELATED PARTY TRANSACTIONS

Wages and other Payables

Due to the financial difficulties we faced during the 2005 – 2010 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009

David K. Young (1)	$417,833	$279,333
Thomas Hendricks (2)	366,820	216,820
Matthew Witt (3)	127,750	127,750
	$912,403	$623,903

(1) David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  In January 2011, Mr. Young relinquished his CEO title and was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock (Note 13).

(2) Subsequent to May 31, 2010, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due. (Note 13).

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into on October 28, 2010 (the “October Settlement”) by and between us and Mr. Witt.  Under the October Settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 13).

Debentures

The Canadian-dollar-denominated convertible debentures (Note 7) are owned by companies or persons related to a shareholder and former director.  These convertible debentures were subject to a settlement in December 2010 (Note 13).

The U.S. Debentures are owned by an officer/shareholder and are recognized as Convertible debentures – related party on our Consolidated Balance Sheets.

Debt

During the six years ended May 31, 2010, we renegotiated on numerous occasions the terms of a note payable to Duffy (Note 6).  During several of these renegotiations, Duffy was issued shares and/or warrants as part of the settlement.  As a result, Duffy owned more than 15% of outstanding common stock as of May 31, 2010.

On February 1, 2011, certain of our debt was assumed by Brigus.  At the time, our current Executive Chairman and of the Board and CEO, R. David Russell, was President and CEO of Brigus Gold Group, a predecessor of Brigus.  Mr. Russell also beneficially owns more than 3.9% of our outstanding common stock.

NOTE 13   -   SUBSEQUENT EVENTS

We have evaluated all our activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

Settlements

Since May 31, 2010, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  These efforts are ongoing.  Since May 31, 2010, we have recognized net gains of $312,931 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we have issued 4,270,420 shares of restricted stock related to these settlements.

Debenture Settlements

On December 15, 2010, we entered into two agreements which relate to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $258,680 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock.  The two settlements, each of which involved parties who are considered to be “related parties,” are described below.

Lynne Martin Settlement
We entered into a Settlement Agreement with Lynne Martin (the “Lynne Martin Settlement”) regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and we made the second payment of $27,470.59 on March 18,2011.

The Harvey Settlement
We entered into a Settlement Agreement with Marlowe and Judy Harvey and Argus Resources, Inc. regarding the following three debentures:

     1.   Judy Harvey                     $ 2,038,840
     2.   Judy Harvey                     $   949,417
     3.   Argus Resources, Inc.    $   220,723

Marlowe Harvey was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003.  Mr. Harvey is the President of Argus Resources, Inc.  Judy Harvey is Mr. Harvey’s spouse. After the closing of this transaction, Mr. Harvey beneficially holds more than 5% percent of our outstanding shares.

We and Judy Harvey agreed that Ms. Harvey would accept as full payment for her two debentures the total amount of $149,368 in cash and a total of 8,890,638 restricted shares of our common stock.  The cash was paid on December 15, 2010 and the shares were issued on December 20, 2010 to an escrow agent to hold the shares until the Cease Trade Order in British Columbia has been revoked.

We and Argus Resources agreed that Argus Resources would accept as full payment for its debenture 659,730 restricted shares of our common stock.  The shares were issued on December 20, 2010.

Settlements

Subsequent to May 31, 2010 we continued to settle accrued liabilities and amounts outstanding with trade creditors current and former directors and officers of the Company. On October 27, 2010, we and Mr. David Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock (Note 12).

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2010 AND 2009

 In October and November 2010, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due. (Note 12).

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into On October 28, 2010 we reached a settlement agreement with Matt Witt.   Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 12).

Debt Restructure

On January 15, 2011, we announced an extension until June 30, 2011, of the forbearance period of our note payable in the amount of $10,253,878.  The original forbearance period for this note was scheduled to expire in February 2011.

New Chief Executive Officer

On January 18, 2011, we announced that R. David Russell has been appointed to the positions of Director, Executive Chairman and Chief Executive Officer.  Mr. Russell has over 33 years of experience in the mining industry, having served in a variety of operating, executive and board of director positions.

On the same date, we announced that David K. Young resigned his position as our CEO, but remains on the Board and will continue to serve as our President.  Mr. Young was also simultaneously appointed as our Chief Operating Officer.

Common Stock Sales

Between June 1, 2010 and May 2, 2011 we have issued 35,696,370 shares of common stock for total cash proceeds of $2,394,900.