Form 10-Q
period 2010-08-31
CALAIS RESOURCES INC
filed 2011-05-20
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ______

Commission file number: 0-29392

CALAIS RESOURCES INC.
(Exact name of registrant as specified in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	98-0434111 (IRS Employer Identification No.)

4415 Caribou Road P.O. Box 653 Nederland, Colorado (Address of principal executive offices)	80466-0653 (Zip Code)

Registrant’s telephone number, including area code: (303) 258-3806

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes[  ]  No [  ]  (not required)

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

As of May 18, 2011 the registrant had 147,623,986 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of
	8/31/2010	5/31/2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$12,443	$27,919
Prepaid expenses and other assets	43,645	15,063
Total current assets	56,088	42,982

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Total assets	$131,488	$118,382

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,151,039	$2,669,242
Convertible debentures	4,813,704	4,809,649
Convertible debentures - employee	40,500	45,500
Notes payable	10,253,878	10,253,878
Total current liabilities	17,259,121	17,778,269

Royalty interest	150,000	150,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	17,459,121	17,978,269

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 88,928,142, and 76,278,142 shares issued and outstanding as of August 31, 2010 and May 31, 2010, respectively	30,238,421	29,299,883
Deficit accumulated in the development stage	(46,175,321)	(45,781,468)
Accumulated other comprehensive loss	(1,390,733)	(1,378,302)
Total Shareholders' Deficit	(17,327,633)	(17,859,887)
Total Liabilities and Shareholders' Deficit	$131,488	$118,382

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			December 30, 1986
	Three Months Ended August 31,		(inception) through
	2010	2009	August 31, 2010

Expenses
General and administrative expense	$184,599	$206,364	$10,348,605
Exploration and business development expenses	15,937	15,038	12,233,804
Depreciation and amortization expense	-	-	202,403
Total operating expenses	200,536	221,402	22,784,812

Other income and expenses
Loss on impairment	-	-	9,808,572
(Gain) loss on settlement of debts	(20,214)	45,464	(481,171)
Interest and financing fees	213,531	432,628	13,817,106
Other (income) expense	-	-	246,002
Total other income and expenses	193,317	478,092	23,390,509

Loss before income taxes	(393,853)	(699,494)	(46,175,321)
Income tax expense (benefit)	-	-	-
Net loss	$(393,853)	$(699,494)	$(46,175,321)

Other comprehensive loss (income) - foreign currency translation adjustments	12,431	(2,839)	1,390,733
Comprehensive loss	$(406,284)	$(696,655)	$(47,566,054)

Basic and diluted weighted-average number of common shares outstanding	85,410,751	55,586,649
Basic and diluted loss per common share	$(0.00)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,	Three Months Ended August 31,	December 30, 1986 (inception) through
	2010	2009	August 31, 2010

Cash flows from operating activities:
Net loss	$(393,853)	$(699,494)	$(46,175,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	-	-	200,736
Non-cash interest expense	207,073	249,715	11,226,303
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	174,986	1,102,597
Common shares issued for services	50,000	-	821,349
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Losses (gains) recognized in connection with debt settlement	(20,214)	45,464	(481,171)
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	-	456,090
Loss on foreign exchange	-	-	318,770
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(28,582)	(31,055)	(86,932)
Increase (decrease) in accounts payable and other current liabilities	112,779	63,062	2,924,089
(Increase) decrease in other operating assets and liabilities	10,321	137,822	90,734
Net cash (used in) operating activities	(62,476)	(59,500)	(7,696,143)

Cash flows from investing activities:

Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	-	-	161,352
Net additions to equipment	-	-	(167,929)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	-	-	(17,900,393)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	Three Months Ended August 31,	Three Months Ended August 31,	December 30, 1986 (inception) through
	2010	2009	August 31, 2010
Cash flows from financing activities:
Proceeds from sale of common shares	52,000	60,000	18,764,579
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	-	-	17,029,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of long term debt	-	-	(11,902,794)
Repayments of debt - convertible debentures	(5,000)	(500)	(225,926)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415

Net cash provided by financing activities	47,000	59,500	24,672,715

Effect of foreign exchange	-	-	936,264

Net change in cash and cash equivalents	(15,476)	-	12,443
Cash at beginning of period	27,919	-	-
Cash at end of period	$12,443	$-	$12,443

Supplemental Cash Flow Information
Interest expense paid in cash	$-	$-	$1,188,233
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$836,539	$446,870	$3,102,424
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Calais Resources Inc. was incorporated under the laws of the Province of British Columbia, Canada, on December 30, 1986.  Calais Resources Inc. and its subsidiaries (collectively with its subsidiaries, referred to herein as “Calais”, “we”, “us” or “our”) is currently in the process of exploring various mineral interests, primarily gold and silver.  We are headquartered in Colorado, and have mining interests in Colorado and Nevada.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves, impairment of fixed assets, valuation allowances for deferred tax assets and the fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

We filed Form 10-K for our fiscal year ended May 31, 2010 with the Securities and Exchange Commission (“SEC”) on May 9, 2011; however we have not filed other financial statements with the SEC since our Form 10-QSB for the quarter ended August 31, 2004.  We intend to complete and file with the SEC our financial statements for all periods including November 30, 2004 through February 28, 2011.

Our activities to date have primarily consisted of raising capital and acquiring and exploring our mining interests.  We have had no significant revenue in our history.  Accordingly, we are considered to be in the exploration stage.

Our fiscal year end is May 31st.  Through May 31, 2004, we reported our financial information using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) using the Canadian dollar as our functional and reporting currency.  During the fiscal year ended May 31, 2005, we changed our reporting basis to US GAAP and our functional and reporting currency to the United States dollar (“U.S. Dollar”).  This change was made for several reasons, including the following: (1) substantially all of our assets and employees are now located in the United States; (2) substantially all of our labor, materials and other costs are now denominated in the U.S. Dollar; and (3) our recent financing transactions, including both lending activities and cash infusions in exchange for equity, have been denominated in the U.S. Dollar and have involved parties and investors located in the United States.  Accordingly, historical financial information included in this Quarterly Report on Form 10-Q has been restated using US GAAP with a functional and reporting currency of the U.S. Dollar, unless otherwise noted.  All references herein to “$” and “US$” refer to U.S. Dollars.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated.

The financial information with respect to the three months ended August 31, 2010 and 2009 is unaudited.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

NOTE 2 – LIQUIDITY

As of August 31, 2010, we had a working capital deficit of $17,203,033, and for the three months then ended cash used in operating activities amounted to $62,476.  To date, we have not generated any revenues from operations and have incurred losses since inception resulting in a deficit accumulated during the development stage of $46,175,321 as of August 31, 2010.  Further losses are anticipated as we continue to be in the exploration stage, as defined in ASC Topic 915, Development Stage Entities.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $19,627,994 through the issuance of equity securities and $17,311,960 through the issuance of debt instruments, which has been used primarily to provide operating funds, repay long term debt, and acquire mineral interests.  Subsequent to August 31, 2010, we have acquired an additional $2,882,800 through financing, as described more fully in Note 10.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the presentation in the current period financial statements.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates ("ASU"s).  The ASC was effective during the period ended August 31, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has recently adopted the following new accounting standards:

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February 2010 via ASU No. 2010-09.  The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows

Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended February 28, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.    The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an Employee share based payment award with an exercise price denominated in the currency of a market in which underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

NOTE 4 – DEBT

As of August 31, 2010 and May 31, 2010, we had one outstanding note payable in the amount of $10,253,878.  The original maturity date for the note was February 1, 2011.  On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of the debt through June 30, 2011.  The note bears interest at 8% and is secured by a lien on our Caribou property.

As of August 31, 2010 and May 31, 2010, we have accrued interest in the amount of $476,454 and $269,691, respectively.

NOTE 5 – DEBENTURES

A summary of convertible debentures outstanding is as follows:

	August 31, 2010	May 31, 2010
Debentures (a)	$4,813,704	$4,809,649
Debentures (b)	40,500	45,500
Total debentures payable	4,854,204	4,855,149
Less: Current portion	(4,854,204)	(4,855,149)
Long-term portion	$-	$-

(a) These debentures were unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey who was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003; Argus Resources, Inc., the president of which is Mr. Harvey; Judy Harvey who is Mr. Harvey’s spouse; and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and  exchanged for $259,149 in cash (Note 10). The remaining debenture will mature on May 31, 2011.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007, $119,500 in 2009, and $60,000 in 2010.  At May 31, 2010, the balance of the unpaid debenture was $45,500.  During the quarter ended August 31, 2010 we repaid $5,000 related to this debenture to Mr. Hendricks.  In September and October 2010, we repaid the remaining $40,500 balance of this debenture in full.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common Stock   -   We have authorized an unlimited number of common shares of our no par value common stock.  Common shares outstanding as of August 31, 2010 and May 31, 2010 were 88,928,142 and 76,278,142, respectively.

Transactions involving our common stock during the three months ended August 31, 2010 were as follows:

•
In June 2010, we issued 9.5 million shares of our common stock valued at $0.08 per share or $760,000 to our Directors as compensation for their services. These amounts had been previously accrued in our balance sheet as accrued salaries and wages.

•	In August 2010, we sold 650,000 shares of our common stock at $0.08 per share to the wife of our current Chief Executive Officer (“CEO”) for $52,000 as part of a private placement.

•	In June 2010, we issued 1.0 million shares of our common stock at $0.05 per share for accounting services provided in May 2010 totaling $50,000.

•	In June and August 2010, we issued a total of 1.5 million shares of our common stock at $0.05 per share in connection with the payment of $76,539 in accounts payable.

NOTE 7 – COMMON STOCK WARRANTS

The following table summarizes information about outstanding warrants as of August 31, 2010:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Number Exercisable
Outstanding as of May 31, 2010	28,498,196	$0.16	28,498,196
Issued	-
Expirations	(1,000,000)	$0.25
Balance at August 31, 2010	27,498,196	$0.14	27,498,196

NOTE 8 – LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying warrants outstanding as of August 31, 2010 and 2009 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

We have frequent transactions with related parties, employees and shareholders holding more than 10% of our outstanding common stock.  Transactions involving related parties during the three months ended August 31, 2010 were as follows:

•	On August 24, 2010, we sold 650,000 shares of our common stock to the wife of our current CEO for $52,000.

•
Our notes payable balance as of August 31, 2010 consisted of one note payable to Brigus Gold Corp. (“Brigus”). When this note was consummated in February 2010, the counterparty to this note was Apollo Gold Corp., a predecessor of Brigus.  Our now-current CEO, R. David Russell, was the CEO of Apollo Gold Corp. at that time.

•
From time to time, our President and Vice President of Corporate Development incur expenses on behalf of the Company and are reimbursed by us. As of August 31, 2010, included in accounts payable are amounts due to the officers as reimbursement. These amounts are not considered to be material.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated all of our activity and have concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited consolidated financial statements, except as disclosed below.

Settlements

Since August 31, 2010, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  These efforts are ongoing.  Since August 31, 2010, we have recognized net gains of $292,717 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we have issued 4,370,420 shares of restricted stock related to these settlements.

Debenture Settlements

On December 15, 2010, we entered into two agreements which relate to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $259,149 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock.  The two settlements, each of which involved parties who are considered to be “related parties”, are described below.

Lynne Martin Settlement
We entered into a Settlement Agreement with Lynne Martin regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and we made the second payment of $27,445 on March 18, 2011. In connection with the settlement of these debentures we recorded gains of $2,614,643 in December 2010.

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

In connection with these settlements we have recognized gains of $2,614,643 in December 2010.

On January 15, 2011, we received an extension on the repayment of our 8% $10,253,878 note payable.  This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property. The terms of the extension extend the maturity date of the note through June 30, 2011.

Common Stock

Since August 31, 2010, we have issued 58,695,844 shares of our restricted common stock as follows:

•	40,445,370 shares for cash proceeds of $2,882,800
•	4,135,834 shares for consulting services provided in connection with financing activities in December 2010 and January 2011
•	4,564,272 shares of our common stock related to settlements and releases on our trade payables and wages payable
•	9,550,368 shares in connection with the settlement of our convertible debentures

On May 9, 2011, we entered into a subscription agreement with an accredited investor wherein we intend to issue 7,000,000 common stock units priced at $0.10. Each unit consisting of one share of our common stock and one warrant to purchase our common stock at $0.12 per share for a period of one year. We have received $539,900 in connection with this subscription.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report. It contains forward looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward looking statements are dependent upon events, risks and uncertainties that may be outside our control. Our actual results could differ materially from those discussed in these forward looking statements.

In our effort to make the information in this report more meaningful, this Quarterly Report on Form 10-Q and documents incorporated by reference herein (or otherwise made by us or on our behalf) contain both historical and forward-looking statements. Such forward-looking statements are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other similar words or variations that convey the uncertainty of future events or outcomes.   These statements are based on the beliefs an assumptions of our management based on information currently available to us. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors, some of which are beyond our control. Actual results could vary materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the following risk factors:

•	our ability to execute against our plans;
•	our ability to continue as a going concern;
•	the possible loss of our interest in our Caribou properties if we do not meet our debt obligations;
•	the potential that we will not obtain good title to our Manhattan project;
•	the volatility and low trading volume of our common stock;
•	our ability to secure additional capital;
•	the possibility we may never achieve any mineral production;
•	the future dilution to our shareholders from future capital-raising activities and payments to employees, directors and consultants;
•	the possibility our Board of Directors may issue authorized and unissued shares of common stock and preferred stock;
•	the effects the penny stock rules may have on the trading of our stock;
•	our dependence on a few key employees;
•	the influence of a few large shareholders on our business;
•	risks associated with our incorporation in Canada;
•	our lack of experience in mining and selling minerals;
•	operational end environmental risks associated with the mining industry;
•	the effect of government regulations on our business;
•	lack of clear title to our mineral prospects;
•	the fact our mineral interests are not yet proven; and
•	fluctuation in the prices of gold and silver.

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

Executive Summary

We are a mineral exploration company engaged directly and indirectly through subsidiaries, in the acquisition and exploration of minerals and metals, primarily gold and silver.  Our business is currently in the exploratory or exploration stage as defined by ASC 915-10 and SEC Industry Guide 7 and, to date, our activities have not included development or mining operations.  Our primary property is the Caribou project (advanced exploration stage) located in Nederland, Colorado; we also have properties in Nye County, Nevada.

Recent Events

We filed Form 10-K for our fiscal year ended May 31, 2010 with the SEC on May 9, 2011; however, we have not filed other financial statements with the SEC since our Form 10-QSB for the quarter ended August 31, 2004.

Settlements

During the quarter ended August 31, 2010, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts. During the quarter ended August 31, 2010 we recorded gains of $20,214 related to cash settlement reached with certain trade creditors.

Subsequent to August 31, 2010, we continued to execute a plan to settle our trade payables with certain vendors as well as wages payable and other payables owed to current and former employees.  In connection with these settlements, we have recognized net gains of $292,717 and have issued 4,370,420 shares of restricted stock.

Debenture Settlements

On December 15, 2010, we entered into two agreements which relate to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $259,149 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock.

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 note payable through June 30, 2011.  This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property.

Common Stock

During the quarter ended August 31, 2010, we have issued 12,650,000 shares of our restricted common stock as follows:
•	650,000 for cash proceeds of $52,000
•	1,000,000 shares for consulting services
•	9,500,000 shares to directors for services
•	1,500,000 shares related to the payment of trade accounts payable

Since August 31, 2010, we have issued 58,695,844 shares of our restricted common stock as follows:

•	40,445,370 shares for cash proceeds of $2,882,800
•	4,135,834 shares for consulting services
•	4,564,272 shares of our common stock related to settlements and releases on our trade payables and wages payable
•	9,550,368 shares in connection with the settlement of our convertible debentures

New Chief Executive Officer

On January 18, 2011, we announced that R. David Russell has been appointed to the positions of Director, Chairman and Chief Executive Officer.  Mr. Russell has over 33 years of experience in the mining industry, having served in a variety of operating, executive and board of director positions.

On the same date, we announced that David K. Young resigned his position as our CEO, but remains on the Board and will continue to serve as our President.  Mr. Young was also simultaneously appointed as our Chief Operating Officer.

Interim Financial Statements

The financial information with respect to the three months ended August 31, 2010 and 2009, discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Results of Operations

During the three months ended August 31, 2010, we generated a net loss of $393,853 compared to a net loss of $699,494 during the three months ended August 31, 2009.  This decrease of $305,641 or 44% results from lower interest and financing fees and wages and benefits expense in 2010 as compared to 2009, as discussed further below.  In addition, we recognized a loss on debt settlements in the 2009 quarter compared to a net gain on debt settlements in the 2010 quarter.  These expense decreases were partially offset by an increase in consulting and professional fees during the three months ended August 31, 2010 as compared to the three months ended August 31, 2009.

General and Administrative Expense

For the three months ended August 31, 2010, general and administrative expense was $184,599 as compared to $206,364 in the corresponding 2009 period.  The decrease of $21,765 (11%) was due to decreased wages and benefits expense that were offset in part by increased consulting and professional fees

Consulting and professional fees.  For the three months ended August 31, 2010 and 2009, consulting and professional fees were $84,486 and $2,498 respectively.  The increase of $81,988 during the three months ended August 31, 2010 is related to accounting services as we began the process of attempting to regain compliance with our SEC reporting requirements.

Wages and benefits expense. For the three months ended August 31, 2010 and 2009, wages and benefits expense amounted to $81,117 and $188,431 respectively. The decrease  of $107,314, or 57% results from additional expense in 2009 related to the issuance of restricted shares of common stock granted to our Board of Directors as payment for services. This expense did not recur in the 2010 quarter.

Other Income and Expenses

(Gain) loss on settlements of debts.  During the quarter ended August 31, 2010, management began to execute against a plan to settle its trade debts and, as a result, a gain of $20,214 was recognized in the quarter.  During the quarter ended August 31, 2009, we recognized a loss of $45,464 related to a settlement on a trade payable.

Interest and financing fees.  For the three months ended August 31, 2010 and 2009,  interest and financing fees were $213,531 and $432,628 respectively.  The decrease in the 2010 period of $219,097 resulted from higher interest rates on a disparate group of notes payable, most of which were in default during 2009.  As a result of a February 2010 debt restructure, we recognized interest on outstanding debt at a lower rate.

Liquidity

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities.  During the three months ended August 31, 2010, we issued 650,000 shares of our common stock for cash proceeds of $52,000,  1,000,000 shares valued at $50,000 for consulting services, 9,500,000 shares valued at $760,000 to directors for services and 1,500,000 shares related to payment of our trade payables valued at $76,539.

Net cash flows from operating, investing and financing activities for the three months ended August 31, 2010 and 2009 were as follows:

	2010	2009
Net cash used in operating activities	$(62,476)	$(59,500)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$47,000	$59,500

Net cash used in operating activities. Net cash used in operating activities of $62,476  and $59,500 for the three month periods ended August 31, 2010 and 2009, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash used in investing activities. We used no cash in investing activities for the three month periods ended August 31, 2010 and 2009.

Net cash provided by financing activities. Net cash provided by financing activities of $47,000 and $59,500 for the three month periods ended August 31, 2010 and 2009, respectively, was primarily related to proceeds received from the sale of common stock, partially offset by repayments on convertible debentures.

Going Concern

The report of our independent registered public accounting firm on the financial statements as of and for the year ended May 31, 2010, includes an explanatory paragraph relating to significant doubt about our ability to continue as a going concern. As of August 31, 2010, we had an accumulated deficit of $46.2 million and have a working capital deficit of approximately $17.2 million. We require significant additional funding to commence our plan of operation. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of our 2011 fiscal year and into 2012, our primary goals are to regain compliance with the SEC and British Columbia Securities Commission (“BCSC”) so that we can apply for a revocation of a 2004 Cease Trade Order from the BCSC.  We intend to continue to raise capital so that we may further explore and begin extraction from our properties, thereby bringing us out of the exploration stage.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended May 31, 2010 and incorporated by reference herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by Form 10-Q for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below that existed at May 31, 2010 and August 31, 2010.   In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including David K. Young (our functioning principal executive officer and principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2010, the end of our most recently completed fiscal year.

As a result of our material weaknesses described below, management concluded that, as of May 31, 2010, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than discussed below, as of May 16, 2011, we are not involved as a plaintiff or defendant in any active, pending or (to our knowledge) threatened, legal proceedings which would be material to our operations. Also, except as described below, we are not aware of any material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or our subsidiaries.

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

•
Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be re-priced from Cdn$1.23 to US$.55.  This proposal was defeated by the shareholder vote held at the shareholder meeting on November 10, 2004.

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

Subsequent to August 31, 2010, on December 15, 2010, the Company entered into a Settlement Agreements with AAI and Mrs. Harvey for said debentures wherein the parties agreed that Ms. Harvey would accept as full payment for her two debentures totaling $2,988,257, for cash of $149,368 in cash and a total of 8,890,638 shares of our restricted common stock.   The cash was paid on December 15, 2010 and the shares were issued on December 20, 2010 to an escrow agent to hold the shares until the Cease Trade Order in British Columbia has been revoked.

Further, under the December 15, 2010 settlement, Argus accepted as full payment for its debenture (originally totaling $220,723) 659,730 shares of our restricted common shares. These shares were issued on December 20, 2010.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of significant risks.  There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 31, 2010.  We caution the reader to carefully consider such risk factors, which are more thoroughly described in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2010 as well as any other Risk Factors described in subsequent filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

06/10	1 accredited investor	Common Stock	650,000				52,000	(a)
06/10	1 accredited investor	Common Stock	1,000,000				50,000	(b)
06/10	4 directors	Common Stock	9,500,000				760,000	(b)
08/10	1 accredited investor	Common Stock	500,000				26,645	(c)
08/10	1 accredited investor	Common Stock	1,000,000				49,894	(c)

(a) Issued for cash consideration.
(b) Issued for services.
(c) Issued in connection with the payment of trade accounts payable.

We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAIS RESOURCES INC.

May 19, 2011	By:	/s/ David K. Young
David K. Young
President, Chief Operating Officer
and Acting Chief Financial Officer