Form 10-Q
period 2010-11-30
CALAIS RESOURCES INC
filed 2011-05-20
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 30, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [ X]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes[  ]  No [  ] (not required)

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

As of May 18, 2011 the registrant had 147,623,986 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of
	11/30/2010	5/31/2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$1,196,477	$27,919
Prepaid expenses and other assets	53,213	15,063
Total current assets	1,249,690	42,982

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Fixed assets, net	5,364	-
Total assets	$1,330,454	$118,382

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,665,591	$2,669,242
Convertible debentures	4,967,554	4,809,649
Convertible debentures - employee	-	45,500
Note payable	10,253,878	10,253,878
Total current liabilities	16,887,023	17,778,269

Royalty interest	150,000	150,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	17,087,023	17,978,269

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 122,170,229, and 76,278,142 shares issued and outstanding as of November 30, 2010 and May 31, 2010, respectively	32,372,231	29,299,883
Deficit accumulated in the development stage	(46,584,216)	(45,781,468)
Accumulated other comprehensive loss	(1,544,584)	(1,378,302)
Total Shareholders' Deficit	(15,756,569)	(17,859,887)
Total Liabilities and Shareholders' Deficit	$1,330,454	$118,382

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,		December 30, 1986 (inception) through
	2010	2009	2010	2009	November 30, 2010

Expenses
General and administrative expense	$449,430	$390,430	$634,027	$596,794	$10,798,033
Exploration and business development expenses	42,238	21,608	58,176	36,645	12,276,043
Depreciation and amortization expense	99	-	99	-	202,502
Total operating expenses	491,767	412,038	692,302	633,439	23,276,578

Other income and expenses
Loss on impairment	-	-	-	-	9,808,572
(Gain) loss on settlement of debts	(292,718)	-	(312,931)	45,464	(773,888)
Interest and financing fees	209,891	259,684	423,423	692,313	14,026,998
Foreign currency transaction loss	110	-	110	-	110
Other (income) expense	(156)	356,090	(156)	356,090	245,846
Total other income and expenses	(82,873)	615,774	110,446	1,093,867	23,307,638

Loss before income taxes	(408,894)	(1,027,812)	(802,748)	(1,727,306)	(46,584,216)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(408,894)	$(1,027,812)	$(802,748)	$(1,727,306)	$(46,584,216)

Other comprehensive loss (income) - foreign currency translation adjustments	153,850	131,241	166,282	128,403	1,544,584
Comprehensive loss	$(562,744)	$(1,159,053)	$(969,030)	$(1,855,709)	$(48,128,800)

Basic and diluted weighted-average number of common shares outstanding	100,618,432	63,011,688	92,973,040	59,278,881
Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,	Six Months Ended November 30,	December 30, 1986 (inception) through
	2010	2009	November 30, 2010
Cash flows from operating activities:
Net loss	$(802,748)	$(1,727,306)	$(46,584,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	99	-	200,835
Non-cash interest expense	411,639	502,136	11,430,869
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	174,986	1,102,597
Common shares issued for services	50,000	170,000	821,349
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Losses (gains) recognized in connection with debt settlement	(312,932)	45,464	(773,889)
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	456,090	456,090
Loss on foreign exchange	-	-	318,770
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(38,150)	(20,688)	(96,500)
Increase (decrease) in accounts payable and other current liabilities	94,122	449,879	2,905,432
(Increase) decrease in other operating assets and liabilities	11,192	(79,811)	91,605
Net cash (used in) operating activities	(586,778)	(29,250)	(8,220,446)

Cash flows from investing activities:
Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	-	-	161,352
Net additions to equipment	(5,464)	-	(173,393)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	(5,464)	-	(17,905,857)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	Six Months Ended November 30,	Six Months Ended November 30,	December 30, 1986 (inception) through
	2010	2009	November 30, 2010
Cash flows from financing activities:
Proceeds from sale of common shares	$1,806,300	$60,000	$20,518,879
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	-	-	17,029,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of long term debt	-	-	(11,902,794)
Repayments of debt - convertible debentures	(45,500)	(30,750)	(266,426)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415

Net cash provided by financing activities	1,760,800	29,250	26,386,515

Effect of foreign exchange	-	-	936,264

Net change in cash and cash equivalents	1,168,558	-	1,196,476
Cash at beginning of period	27,919	-	-
Cash at end of period	$1,196,477	$-	$1,196,476

Supplemental Cash Flow Information
Interest expense paid in cash	$-	$-	$1,188,233
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$1,216,049	$1,308,370	$3,481,934
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Calais Resources Inc. was incorporated under the laws of the Province of British Columbia, Canada, on December 30, 1986.  Calais Resources Inc. and its subsidiaries (collectively with its subsidiaries, referred to herein as “Calais”, “we”, “us” or “our”) are currently in the process of exploring various mineral interests, primarily gold and silver.  We are headquartered in Colorado, and have mining interests in Colorado and Nevada.

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

Our fiscal year end is May 31st.  Through May 31, 2004, we reported our financial information using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) using the Canadian dollar as our functional and reporting currency.  During the fiscal year ended May 31, 2005, we changed our reporting basis to US GAAP and our functional and reporting currency to the United States dollar (“U.S. Dollar”).  This change was made for several reasons, including the following: (1) substantially all of our assets and employees are now located in the United States; (2) substantially all of our labor, materials and other costs are now denominated in the U.S. Dollar; and (3) our recent financing transactions, including both lending activities and cash infusions in exchange for equity, have been denominated in the U.S. Dollar and have involved parties and investors located in the United States.  Accordingly, historical financial information included in this Quarterly Report on Form 10-Q has been restated using U.S. GAAP with a functional and reporting currency of the U.S. Dollar, unless otherwise noted.  All references herein to “$” and “US$” refer to U.S. Dollars.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated.

The financial information with respect to the three and six months ended November 30, 2010 and 2009 is unaudited. In the opinion of management such information contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

NOTE 2 – LIQUIDITY

As of November 30, 2010 we had a working capital deficit of $15,637,333 and for the six months then ended cash used in operating activities amounted to $586,778.  To date, we have not generated any revenues from operations and have incurred losses since inception resulting in a deficit accumulated during the development stage of $46,584,216 as of November 30, 2010.  Further losses are anticipated as we continue to be in the exploration stage, as defined in ASC Topic 915, Development Stage Entities.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $21,382,294 through the issuance of equity securities and $17,311,960 through the issuance of debt instruments, which has been used primarily to provide operating funds, repay long term debt, and acquire mineral interests.  Subsequent to November 30, 2010, we have acquired an additional $1,128,500 through financing, as described more fully in Note 10.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (“ASUs”).  The ASC was effective during the period ended August 31, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Recently IssuedAccountingStandards Updates.    The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an Employee share based payment award with an exercise price denominated in the currency of a market in which underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

There were various other updates recently issued, most of which represented technical corrections to the to the accounting literature or application to specific industries and are not expected to have material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4 – DEBT

As of November 30, 2010 and May 31, 2010, we had one outstanding note payable in the amount of $10,253,878.  The original maturity date for the note was February 1, 2011.  On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of the debt through June 30, 2011. The note bears interest at 8% during the extension period and is secured by a lien on our Caribou property.

As of November 30, 2010 and May 31, 2010, we have accrued interest in the amounts of $680,970 and $269,691, respectively.

NOTE 5 – DEBENTURES

A summary of convertible debentures outstanding is as follows:

	As of
	November 30, 2010	May 31, 2010
Debentures (a)	$4,967,554	$4,809,649
Debentures (b)	-	45,500
Total debentures payable	4,967,554	4,855,149
Less: Current portion	(4,967,554)	(4,855,149)
Long-term portion	$-	$-

(a) These debentures are unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey who was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003; Argus Resources, Inc., the president of which is Mr. Harvey; Judy Harvey who is Mr. Harvey’s spouse; and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $259,149 in cash (Note 10). The remaining debenture will mature on May 31, 2011.

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

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common Stock   -   We have authorized an unlimited number of common shares of our no par value common stock.  Common shares outstanding as of November 30, 2010 and May 31, 2010 were 122,170,229 and 76,278,142, respectively.

Transactions involving our common stock during the six months ended November 30, 2010 were as follows:

•
In June 2010, we issued 9,500,000 shares of our common stock valued at $0.08 per share or $760,000 to our Directors as compensation for their services. These amounts had been previously accrued in our balance sheet as accrued salaries and wages.

•	In August 2010, we sold 650,000 shares of our common stock at $0.08 per share to the wife of our current Chief Executive Officer (“CEO”) for net proceeds of $52,000 as part of a private placement.
•	In June 2010, we issued 1,000,000 shares of our common stock at $0.05 per share for accounting services provided in May 2010 totaling $50,000.
•	In June and August 2010, we issued a total of 1,500,000 shares of our common stock at $0.05 per share in connection with the payment of $76,539 in accounts payable.
•
In September 2010, we issued 4,500,000 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $270,000.  In October 2010 we issued 5,753,334 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $345,200.

•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him. We have recorded a gain in the amount of $227,042 in connection with this issuance. In addition we issued 2,000,000 shares of our common stock at $.0762 per share to our former CFO in connection with the settlement of accrued liabilities owed to him. We have not recorded any gain or loss in connection with this settlement.

•
In November 2010, we issued 1,066,666 shares of our common stock at $0.075 to accredited investors for net cash proceeds of $80,000.  In addition we issued 17,651,667 shares of our common stock at $0.06 per share for net cash proceeds of $1,059,100.

NOTE 7 – COMMON STOCK WARRANTS

The following table summarizes information about our common stock purchase warrants for the six months ended November 2010:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Number Exercisable
Outstanding as of May 31, 2010	28,498,196	$0.16	28,498,196
Issued	-
Expirations	(2,000,000)	$0.25
Outstanding as of November 30, 2010	26,498,196	$0.13	26,498,196

NOTE 8 – LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying warrants outstanding as of November 30, 2010 and 2009 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

We have frequent transactions with related parties, employees and shareholders holding more than 10% of our outstanding common stock.  Readers are encouraged to refer to our Annual Report on Form 10-K for a more complete description of these transactions.

Transactions involving related parties during the six months ended November 30, 2010 were as follows:

•	On August 24, 2010, we sold 650,000 shares of our common stock at $0.08 per share to the wife of our current CEO for $52,000.
•
Our notes payable balance as of November 30, 2010 consisted of one note payable to Brigus Gold Corp. (“Brigus”). When this note was consummated in February 2010, the counterparty to this note was Apollo Gold Corp., a predecessor of Brigus.  Our now-current CEO, R. David Russell, was the CEO of Apollo Gold Corp. at that time.

•
From time to time our President and Vice President of Corporate Development incur expenses on behalf of the Company and are reimbursed by us. As of November 30, 2010 included in accounts payable are amounts due to the officers as reimbursement. These amounts are not considered to be material.

•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him. We have recorded a gain in the amount of $227,042 in connection with this issuance. In addition we issued 2,000,000 shares of our common stock at $0.0762 per share to our former CFO in connection with the settlement of accrued liabilities owed to him. We have not recorded any gain or loss in connection with this settlement.

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

Lynne Martin Settlement
We entered into a Settlement Agreement with Lynne Martin regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and we made the second payment of $27,445 on March 18, 2011. In connection with the settlement of these debentures we have recorded gains of $2,614,643 in December 2010.

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

We and Argus Resources agreed that Argus Resources would accept as full payment for its debenture 659,730 restricted shares of our common stock.  The shares were issued on December 20, 2010

On January 15, 2011, we received an extension on the repayment of our 8% $10,253,878 note payable.  This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property. The terms of the extension extend the maturity date of the note through June 30, 2011.

Common Stock

Since November 30, 2010, we have issued 25,453,757 shares of common stock as follows:

•	11,473,703 shares for cash proceeds of $1,128,500

•	4,135,834 shares for consulting services provided in connection with financing activities in December 2010 and January 2011

•	9,844,220 shares in connection with the settlement of accrued liabilities and debt

On May 9, 2011, we entered into a subscription agreement with an accredited investor wherein we intend to issue 7,000,000 common stock units priced at $0.10. Each unit consisting of one share of our common stock and one warrant to purchase our common stock at $0.12 per share for a period of three years. We have received $539,900 in connection with this subscription.

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

 During the quarter ended November 30, 2010 we continued to execute a plan to settle our trade payables with certain vendors as well as wages payable and other payables owed to current and former employees.  In connection with these settlements we have recognized net gains of $292,718 and have issued 4,370,420 shares of restricted stock.

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

Common Stock

During the quarter ended August 31, 2010 we have issued 12,650,000 shares of our restricted common stock as follows:
•	650,000 shares for cash proceeds of $52,000
•	1,000,000 shares for consulting services
•	9,500,000 shares to directors for services
•	1,500,000 shares related to the payment of trade accounts payable

During the quarter ended November 30, 2010, we have issued 33,242,087 shares of our restricted stock as follows:

•	28,971,667 shares for cash proceeds of $1,754,300.
•	4,270,420 shares in connection with the settlement of accounts payable and accrued wages payable to our Company President and former CFO

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

Interim Financial Statements

The financial information with respect to the three and six months ended November 30, 2010 and 2009, discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Results of Operations

During the three and six months ended November 30, 2010, we generated a net losses of $408,894 and $802,748, respectively, as compared to a net losses of $1,027,812 and $1,727,306 during the three and six month prior periods.  The decreases of $618,918 or 60% and $924,558 or 54% result primarily from higher interest and financing fees and wages and benefits expense in the 2009 periods as compared to 2010, as discussed further below.  In addition, we recognized losses on debt settlements and stock subscriptions in the 2009 periods compared to net gains on debt settlements in the 2010 periods.  These expense decreases were partially offset by increases in consulting and professional fees during the three and six months ended November 30, 2010 as compared to the three and six months ended November 30, 2009.

General and Administrative Expense

For the three and six months ended November 30, 2010, general and administrative expense was $449,430 and $634,027 as compared to $390,430 and $596,794 in the corresponding 2009 periods.  The increase for the three months ended November 30, 2010 of $59,000 (15%) was due to increased consulting and professional fees that were offset in part by decreased wages and benefits expense as discussed further below.  The increase for the six months ended November 30, 2010 of $37,233 (6%) was due to decreased wages and benefits expense that were offset by increased consulting and professional fees as discussed further below.

Consulting and professional fees.  Consulting and professional fees were $309,698 and $394,183 for the three and six months ended November 30, 2010 as compared to $179,856 and $182,354 in the corresponding 2009 periods. These increases of $129,842 and $211,829 or 72% and 116%, respectively, relate to increased fees for accounting fundraising and other professional services incurred as we began the process of attempting to regain compliance with our SEC reporting requirements.

Wages and benefits expense.  Wages and benefits expense were $81,111 and $162,229 for the three and six months ended November 30, 2010 as compared to $190,755 and $379,186 in the corresponding 2009 periods. These decreases of $109,644 and $216,957 or 57% and 57%, respectively, relate to the issuance of restricted shares of common stock granted to our Board of Directors as payment for services in 2009.  This expense did not recur in the 2010 periods.

Other Income and Expenses

(Gain) loss on settlements of debts.  During the three and six months ended November 30, 2010, management began to execute against a plan to settle its trade debts.  As a result, gains of $292,718 and $312,931 were recognized as compared to $nil and a loss of $45,464 in the corresponding 2009 periods. The gains during the 2010 period relate more specifically to the settlement of accrued wages with our Company President and the settlement of trade payables for fractional amounts. Losses incurred in the 2009 period relate to a settlement with a former employee of the Company.

Interest and financing fees.  During the three and six months ended November 30, 2010 we recorded interest and financing fees of $209,891 and $423,423 as compared to $259,684 and $692,313 in the corresponding 2009 periods. These decreases of $49,793 and $268,890 or 19% and 39% result from our February 2010 debt restructure, wherein we consolidated our outstanding notes payable at a lower interest rate.

Liquidity

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities.  During the six months ended November 30, 2010, we issued 29,621,667 shares of our common stock for cash proceeds of $1,806,300, 1,000,000 shares valued at $50,000 for consulting services, 9,500,000 shares to directors for previously accrued services valued at $760,000 and 1,500,000 shares related to payment of our trade payables valued at $76,539. In addition we issued 4,270,420 shares of our common stock in connection with the settlement of accounts payable and accrued salaries and wages.

Net cash flows from operating, investing and financing activities for the six months ended November 30, 2010 and 2009 were as follows:

	2010	2009
Net cash used in operating activities	$(586,778)	$(29,250)
Net cash used in investing activities	(5,464)	-
Net cash provided by financing activities	$1,760,800	$29,250

Net cash used in operating activities. Net cash used in operating activities of $586,778 and $29,250 for the six month periods ended November 30, 2010 and 2009, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash used in investing activities. We used $(5,464) and $nil of cash in investing activities for the six month periods ended November 30, 2010 and 2009, respectively. Cash used in fiscal 2010 relates to additions to fixed assets.

Net cash provided by financing activities. Net cash provided by financing activities of $1,760,800 and $29,250 for the six month periods ended November 30, 2010 and 2009, respectively, was primarily related to proceeds received from the sale of common stock, partially offset by repayments on convertible debentures.

Going Concern

The report of our independent registered public accounting firm on the financial statements as of and for the year ended May 31, 2010, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. As of November 30, 2010, we had an accumulated deficit of $46,584,216 and have a working capital deficit of $15,637,333. We require significant additional funding to commence our plan of operation. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below that existed at May 31, 2010 and November 30, 2010.   In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	No. of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

09/10	8 accredited investors	Common Stock	4,500,000	270,000 (a)
10/10	8 accredited investors	Common Stock	5,753,334	345,200 (a)
10/10	2 accredited investors	Common Stock	4,270,420	379,510 (b)
11/10	28 accredited investors	Common Stock	18,718,333	1,139,100 (a)

(a) Issued for cash consideration.
(b) Issued in connection with the settlement of liabilities.

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