Form 10-Q
period 2011-02-28
CALAIS RESOURCES INC
filed 2011-05-26
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2011

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
Yes [  ]  No [X]

As of May 26, 2011 the registrant had 149,184,754 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of
	2/28/2011	5/31/2010
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$775,615	$27,919
Prepaid expenses and other assets	52,628	15,063
Total current assets	828,243	42,982

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Fixed assets, net	5,264	-
Total assets	$908,907	$118,382

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,548,193	$2,669,242
Convertible debentures	731,069	4,809,649
Convertible debentures - employee	-	45,500
Notes payable	10,253,878	10,253,878
Total current liabilities	12,533,140	17,778,269

Royalty interest	150,000	150,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	12,733,140	17,978,269

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 140,991,134, and 76,278,142 shares issued and outstanding as of February 28, 2011 and May 31, 2010, respectively	35,061,079	29,299,883
Deficit accumulated in the development stage	(46,636,899)	(45,781,468)
Accumulated other comprehensive loss	(248,413)	(1,378,302)
Total Shareholders' Deficit	(11,824,233)	(17,859,887)
Total Liabilities and Shareholders' Deficit	$908,907	$118,382

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					December 30, 1986
	Three Months Ended February 28,		Nine Months Ended February 28,		(inception) through
	2011	2010	2011	2010	February 28, 2011

Expenses
General and administrative expense	$1,034,855	$228,003	$1,668,883	$824,797	$11,832,889
Exploration and business development expenses	61,871	15,481	120,047	52,126	12,337,914
Depreciation and amortization expense	100	-	199	-	202,602
Total operating expenses	1,096,826	243,484	1,789,129	876,923	24,373,405

Other income and expenses
Loss on impairment	-	-	-	-	9,808,572
(Gain) loss on settlement of debts	(2,614,853)	(359,992)	(2,927,784)	(314,528)	(3,388,741)
Interest and financing fees	203,227	1,276,603	626,649	1,968,915	14,230,224
Foreign currency transaction loss	1,368,064	-	1,368,174	-	1,368,174
Other (income) expense	(581)	-	(737)	356,090	245,265
Total other (income) and expenses	(1,044,143)	916,611	(933,698)	2,010,477	22,263,494

Loss before income taxes	(52,683)	(1,160,095)	(855,431)	(2,887,400)	(46,636,899)
Income tax expense (benefit)	-	-	-	-	-
Net loss	$(52,683)	$(1,160,095)	$(855,431)	$(2,887,400)	$(46,636,899)

Other comprehensive loss (income) - foreign currency translation adjustments	(1,296,172)	7,148	(1,129,889)	135,550	248,413

Comprehensive income (loss)	$1,243,489	$(1,167,243)	$274,458	$(3,022,950)	$(46,885,312)

Basic and diluted weighted-average number of common shares outstanding	137,426,187	65,174,884	107,627,924	61,222,618
Basic and diluted loss per common share	$(0.00)	$(0.02)	$(0.01)	$(0.05)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended February 28,	Nine Months Ended February 28,	December 30, 1986 (inception) through
	2011	2010	February 28, 2011

Cash flows from operating activities:
Net loss	$(855,431)	$(2,887,400)	$(46,636,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	199	-	200,935
Non-cash interest expense	613,907	845,717	11,633,137
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	1,102,597	1,102,597
Common shares issued for services	753,092	170,000	1,524,441
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Losses (gains) recognized in connection with debt settlement	(2,927,785)	(314,528)	(3,388,742)
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	456,090	456,090
Loss on foreign exchange	1,296,172	-	1,614,942
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(37,565)	(9,759)	(95,915)
Increase (decrease) in accounts payable and other current liabilities	(225,542)	535,582	2,585,768
(Increase) decrease in other operating assets and liabilities	17,840	63,016	98,254

Net cash (used in) operating activities	(1,365,113)	(38,685)	(8,998,779)

Cash flows from investing activities:
Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	-	-	161,352
Net additions to equipment	(5,464)	-	(173,393)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	(5,464)	-	(17,905,857)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	Nine Months Ended February 28,	Nine Months Ended February 28,	December 30, 1986 (inception) through
	2011	2010	February 28, 2011

Cash flows from financing activities:
Proceeds from sale of common shares	$2,342,500	$72,500	$21,055,079
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	-	-	17,029,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of long term debt	-	-	(11,902,794)
Repayments of debt - convertible debentures	(224,227)	(30,750)	(445,153)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415

Net cash provided by financing activities	2,118,273	41,750	26,743,988

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	747,696	3,065	775,615
Cash at beginning of period	27,919	-	-
Cash at end of period	$775,615	$3,065	$775,615

Supplemental Cash Flow Information
Interest expense paid in cash	$-	$-	$1,188,233
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$2,665,604	$1,308,370	$4,931,489
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011

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

The financial information with respect to the three and nine months ended February 28, 2011 and 2010 is unaudited. In the opinion of management such information contains all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the results for such periods. The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

NOTE 2 – LIQUIDITY

As of February 28, 2011 we had a working capital deficit of $11,704,897 and for the nine months then ended cash used in operating activities amounted to $1,365,113.  To date, we have not generated any revenues from operations and have incurred losses since inception resulting in a deficit accumulated during the development stage of

$46,636,899 as of February 28, 2011.  Further losses are anticipated as we continue to be in the exploration stage, as defined in ASC Topic 915, Development Stage Entities.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $21,918,494 through the through the issuance of equity securities and $17,311,960 through the issuance of debt instruments, which has been used primarily to provide operating funds, repay long term debt, and acquire mineral interests.  Subsequent to February 28, 2011, we have acquired an additional $592,300 through financing, as described more fully in Note 10.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 – DEBT

As of February 28, 2011 and May 31, 2010, we had one outstanding note payable in the amount of $10,253,878.  The original maturity date for the note was February 1, 2011.  On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of the debt through June 30, 2011.  The note bears interest at 8% and is secured by a lien on our Caribou property.

As of February 28, 2011 and May 31, 2010, we have accrued interest in the amounts of $883,238 and $269,691, respectively, on this note.

NOTE 5 – DEBENTURES

A summary of convertible debentures outstanding is as follows:

	As of
	February 28, 2011	May 31, 2010
Debentures (a)	$731,069	$4,809,649
Debentures (b)	-	45,500
Total debentures payable	731,069	4,855,149
Less: Current portion	(731,069)	(4,855,149)
Long-term portion	$-	$-

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

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $259,149 in cash. The remaining debenture will mature in May 2011.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007, $119,500 in 2009, and $60,000 in 2010.  As of May 31, 2010, the balance of the unpaid debenture was $45,500.  During the quarter ended August 31, 2010 we repaid $5,000 related to this debenture to Mr. Hendricks. In September and October 2010 we repaid the remaining $40,500 balance of this debenture in full.

Debenture Settlements

On December 6, 2010, we entered into two agreements which relate to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $259,149 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock.  The two settlements, each of which involved parties who are considered to be “related parties”, are described below.

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

NOTE 6 – SHAREHOLDERS’ DEFICIT

Common Stock   -   We have authorized an unlimited number of common shares of our no par value common stock.  Common shares outstanding as of February 28, 2011 and May 31, 2010 were 140,991,134 and 76,278,142, respectively.

Transactions involving our common stock during the nine months ended February 28, 2011 were as follows:

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

•
In September 2010, we issued 4,500,000 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $270,000.  In October 2010, we issued 5,753,334 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $345,200.

•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him. We have recorded a gain in the amount of $227,042 in connection with this issuance. In addition we issued 2,000,000 shares of our common stock at $.0762 per share to our former CFO in connection with the settlement of accrued liabilities owed to him of $152,468. We have not recorded any gain or loss in connection with this settlement.

•
In November 2010, we issued 1,066,666 shares of our common stock at $0.075 to accredited investors for net cash proceeds of $80,000.  In addition we issued 17,651,667 shares of our common stock at $0.06 per share for net cash proceeds of $1,059,100.

•	In December 2010, we issued 9,550,368 shares of our common stock at $0.15 per share in connection with the settlement of four convertible debentures totaling $1,432,555.
•
In December 2010, we issued 536,666 shares of our common stock at $0.06 per share for net cash proceeds of $32,200.  In addition we issued 2,666,666 shares of our common stock at $.08 per share for net cash proceeds of $200,000. In January 2011, we issued 66,666 shares of our common stock at $0.06 per share for net cash proceeds of $4,000. In February 2011, we issued 1,764,706 shares of our common stock for $0.17 per share for net cash proceeds of $300,000.

•
In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share in connection with fundraising and consulting services valued at $357,425. In January 2011, we issued 2,033,333 shares of our common stock at $0.17 per share valued at $345,667 in connection with fundraising and consulting activities.

•	In December 2010, we issued 100,000 shares of our common stock at $0.17 per share in connection with the settlement of previously accrued liabilities.

NOTE 7 – COMMON STOCK WARRANTS

Activity related to our common stock purchase warrants for the nine months ended February 28, 2011 is as follows:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Number Exercisable
Outstanding as of May 31, 2010	28,498,196	$0.16	28,498,196
Issued	-
Expirations	(4,000,000)	$0.25
Outstanding as of February 28, 2011	24,498,196	$0.13	24,498,196

Subsequent to February 28, 2011, we sold 7,000,000 warrants to purchase our common stock at $0.12 for a period of one year in connection with a sale of common stock units.  (Note 10)

NOTE 8 – LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying warrants outstanding as of February 28, 2011 and  2010 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

NOTE 9 – RELATED PARTY TRANSACTIONS

We have frequent transactions with related parties, employees and shareholders holding more than 10% of our outstanding common stock.

Transactions involving related parties during the nine months ended February 28, 2011, were as follows:

•
In June 2010, we issued 9,500,000 shares of our common stock valued at $0.08 per share or $760,000 to our Directors as compensation for their services.  These amounts had been previously accrued in our balance sheet as accrued salaries and wages.

•	On August 24, 2010, we sold 650,000 shares of our common stock at $0.08 per share to the wife of our current CEO for $52,000.
•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him.  We have recorded a gain in the amount of $227,042 in connection with this issuance.  In addition, we issued 2,000,000 shares of our common stock at $0.0762 per share to our former CFO in connection with the settlement of accrued liabilities owed to him of $152,468.  We have not recorded any gain or loss in connection with this settlement.

•
Our notes payable balance as of February 28, 2011 consisted of one note payable to Brigus Gold Corp. (“Brigus”). When this note was consummated in February 2010, the counterparty to this note was Apollo Gold Corp., a predecessor of Brigus.  Our now-current CEO, R. David Russell, was the CEO of Apollo Gold Corp. at that time.

•
From time to time our President and Vice President of Corporate Development incur expenses on behalf of the Company and are reimbursed by us.  As of February 28, 2011, included in accounts payable are amounts due to the officers as reimbursement. These amounts are not considered to be material.

NOTE 10 – SUBSEQUENT EVENTS

We have evaluated all of our activity and have concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited consolidated financial statements, except as disclosed below.

Common Stock

Since February 28, 2011, we have issued 8,233,852 shares of common stock as follows:

•	8,040,000 shares issued for cash proceeds of $752,400

•	193,852 shares issued in connection with the settlement of previously accrued liabilities

On May 9, 2011, we entered into a subscription agreement with an accredited investor wherein we intend to issue 7,000,000 common stock units priced at $0.10. Each unit consisting of one share of our common stock and one warrant to purchase our common stock at $0.12 per share for a period of one year. We have received $700,000 in connection with this subscription.  This transaction has been included in the summary of shares issued for cash since February 28, 2011 above.

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

Recent Events

We filed Form 10-K for our fiscal year ending May 31, 2010 with the SEC on May 9, 2011; however we have not filed other financial statements with the SEC since our Form 10-QSB for the quarter ended August 31, 2004.  In August 2010, we began the process of regaining compliance with the SEC.

Settlements

During the nine months ended February 28, 2011, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  During the nine months ended February 28, 2011, we have recognized net gains of $2,614,853 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we have issued 4,370,420 shares of restricted common stock related to these settlements.

Debenture Settlements

On December 15, 2010, we entered into two agreements related to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $259,149 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock.

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 note payable through June 30, 2011.  This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property.

Common Stock

During the quarter ended August 31, 2010, we issued 12,650,000 shares of our restricted common stock as follows:

•	650,000 shares for cash proceeds of $52,000
•	1,000,000 shares for consulting services
•	9,500,000 shares to directors for services
•	1,500,000 shares related to the payment of trade accounts payable

During the quarter ended November 30, 2010, we issued 33,242,087 shares of our restricted stock as follows:

•	28,971,667 shares for cash proceeds of $1,754,300.
•	4,270,420 shares in connection with the settlement of accounts payable and accrued wages payable to our Company President and former CFO

During the quarter ended February 28, 2011, we issued 18,820,905 shares of our restricted common stock as follows:

•	5,034,704 shares for cash proceeds of $536,200
•	9,650,368 shares in connection with the settlement of four convertible notes payable and accrued liabilities

•	4,135,833 shares in connection with consulting and fund raising activities.

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

Interim Financial Statements

The financial information with respect to the three and nine months ended February 28, 2011 and 2010, discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Results of Operations

During the three and nine months ended February 28, 2011, we generated a net losses of $52,683 and $855,431, respectively, as compared to net losses of $1,160,095 and $2,887,400 during the prior three and nine month periods.  The decreases of $1,107,412 or 95% and $2,031,969 or 70% result from higher interest and financing fees and wages and benefits expenses in the 2010 periods as compared to 2011, as discussed further below.  In addition, we recognized increased gains on debt settlements and stock subscriptions in the 2011 periods compared to the 2010 periods.  These expense decreases were partially offset by increases in consulting and professional fees during the three and nine months ended February 28, 2011 as compared to the three and nine months ended February 28, 2010.

General and Administrative Expense

For the three and nine months ended February 28, 2011, general and administrative expense was $1,034,855 and $1,668,883 as compared to $228,003 and $824,797 in the corresponding 2010 periods.  The increases for the three and nine months ended February 28, 2011 of $806,852 (354%) and $844,086 (102%), respectively, were due to increased consulting and professional fees that were offset in part by decreased wages and benefits expense as discussed further below.

Consulting and professional fees.  Consulting and professional fees were $837,161 and $1,231,345 for the three and nine months ended February 28, 2011 as compared to $20,118 and $202,472 in the corresponding 2010 periods. These increases of $817,043 and $1,028,873 or 4,061% and 508%, respectively, relate primarily to fundraising activities in the current 2011 period compared to the 2010 prior period.  In addition, the increases relate to increased fees for accounting and other professional services incurred as we began the process of attempting to regain compliance with our SEC reporting requirements.

Wages and benefits expense.  Wages and benefits expenses were $104,556 and $266,783 for the three and nine months ended February 28, 2011 as compared to $189,870 and $569,056 in the corresponding 2010 periods. These decreases of $85,314 and $302,273 or 45% and 53%, respectively, relate to the issuance of restricted shares of common stock granted to our Board of Directors as payment for services during the 2010 periods.  This expense did not recur in the 2011 periods.

Other Income and Expenses

(Gain) loss on settlements of debts.  During the three and nine months ended February 28, 2011 management began to execute against a plan to settle its trade debts and convertible debentures.  As a result, gains of $2,614,853 and $2,927,784 were recognized as compared to $359,992 and $314,528 in the corresponding 2010 periods. The gains during the 2011 period relate more specifically to the settlement of four convertible debentures and the settlement of accrued wages with our Company President.  In addition, gains recognized during the 2011 period include settlement of certain trade payables for fractional amounts.

Interest and financing fees.  During the three and nine months ended February 28, 2011 we recorded interest and financing fees of $203,227 and $626,649 as compared to $1,276,603 and $1,968,915 in the corresponding 2010 periods. These decreases of $1,073,376 and $1,342,266 or 84% and 68% result from our February 2010 debt restructure, wherein we consolidated our outstanding notes payable at a lower interest rate, and incurred approximately $927,000 in interest charges in the prior period related to the debt restructuring.

Liquidity

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities.  During the nine months ended February 28, 2011, we sold 34.7 million shares for $2,342,500 in order to raise cash to fund ongoing operations.  In addition, we issued 11.0 million shares of our common stock as settlement of liabilities and as payment of certain payables and services totaling $1,226,141.

Net cash flows from operating, investing and financing activities for the nine months ended February 28, 2011 and 2010 were as follows:

	2011	2010
Net cash used in operating activities	$(1,365,113)	$(38,685)
Net cash used in investing activities	(5,464)	-
Net cash provided by financing activities	$2,118,273	$41,750

Net cash used in operating activities. Net cash used in operating activities of $1,365,113 and $38,685 for the nine month periods ended February 28, 2011 and 2010, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash used in investing activities. We used $5,464 and $nil of cash in investing activities for the nine month periods ended February 28, 2011 and 2010, respectively. Cash used in fiscal 2011 relates to additions to fixed assets.

Net cash provided by financing activities. Net cash provided by financing activities of $2,118,273 and $41,750 for the nine month periods ended February 28, 2011 and 2010, respectively, was primarily related to proceeds received from the sale of common stock, partially offset by repayments on convertible debentures.

Going Concern

The report of our independent registered public accounting firm on the financial statements as of and for the year ended May 31, 2010, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. As of February 28, 2011, we had an accumulated deficit of $46,636,899 and have a working capital deficit of $11,704,897. We require significant additional funding to commence our plan of operation. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below that existed at May 31, 2010 and February 28, 2011.   In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended February 28, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
Calais agreed to propose to its shareholders at its next shareholder meeting that the conversion price of the debentures be repriced from Cdn$1.23 to US$0.55.  This proposal was defeated by the shareholder vote held at the shareholder meeting on November 10, 2004.

•	Calais agreed to retain Mr. Harvey as a consultant for one year at US $3,000 per month. Mr. Harvey resigned as a consultant as of June 1, 2004.

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

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

12/10	6 accredited investors	Common Stock	3,203,332				232,200	(a)
12/10	2 accredited investors	Common Stock	2,102,500				357,425	(b)
12/10	3 accredited investors	Common Stock	9,550,368				1,432,555	(c)
01/11	1 accredited investor	Common Stock	66,666				4,000	(a)
01/11	3 accredited investors	Common Stock	1,433,334				243,667	(b)
02/11	3 accredited investors	Common Stock	1,764,706				300,000	(a)
02/11	1 accredited investor	Common Stock	700,000				119,000	(b)

(a) Issued for cash consideration.
(b) Issued for services.
(c) Issued in connection with debt conversion

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

CALAIS RESOURCES INC.

May 26, 2011	By:	/s/ David K. Young
David K. Young
President, Chief Operating Officer
and Acting Chief Financial Officer