Form 10-K
period 2009-05-31
CALAIS RESOURCES INC
filed 2011-06-13
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 2009

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
Common Shares, no par value
(Title of class)
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter: $5,260,588 as of November 30, 2008.

As of June 10, 2011, the registrant had 150,184,754 shares of common stock outstanding.

Except for an annual report for the fiscal year ended May 31, 2010 filed May 9, 2011 and the quarterly reports for the fiscal year ended May 31, 2011 filed May 20, 2011 through May 26, 2011, Calais Resources Inc. and its subsidiaries (together, the “Company,” “Calais,” “we,” and “us”) have not filed financial statements with the Securities and Exchange Commission (“SEC”) since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through February 28, 2009, and the quarterly reports for the fiscal year ended May 31, 2010 and intends to file those reports with the SEC as soon as practicable.

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

All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  Except for the financial statements contained in the Company’s Form 10-K for the fiscal year ended May 31, 2010 and the three quarterly filings for the year ended May 31, 2011the Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through February 28, 2009 and the three quarterly filings for the fiscal year ended May 2010, and intends to file those reports with the SEC as soon as practicable.

PART I

ITEM 1. BUSINESS.

Glossary

The following is a glossary of geological and technical terms used in this report:

ac - acres

Adits - An underground mine tunnel with only one end daylighting.

Breccia - A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Chalcopyrite - copper bearing sulphide

CNI 43-101 –  NI 43-101 is a national instrument for the ''Standards of Disclosure for Mineral Projects'' within Canada. The Instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. This includes foreign-owned mining entities that trade on trading markets overseen by the Canadian securities administrators.

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

If we reach the development and mining stages for any of our prospects, which cannot be assured, we plan to seek additional capital through equity and/or debt financing, and we may have to sell an interest in our prospects, enter into joint venture or other arrangements, or otherwise dilute our interest in our mineral properties in order to attract third-party financing.  We will likely only be able to attract interest in our mineral prospects on commercially-reasonable terms if we are able to show positive results from our exploration programs and our other work, such as core drilling, sufficient to attract third-party financing or industry participants.  There are no assurances we will be able to obtain any additional funding or, if we do obtain such funding, that it will be on terms acceptable to us.

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

Competition

There are a large number of other companies in the United States and abroad that are engaged in the exploration and development of prospects for gold and silver.  Many of these companies have achieved production and, therefore, have cash flow and have financial strength that exceeds our financial strength.  While we compete with these companies in attempting to locate and acquire mineral properties, the market for our possible future production of minerals tends to be commodity-oriented, rather than company or brand oriented.  Additionally, readily available markets exist worldwide for the sale of mineral products.  Therefore, we will likely be able to sell any mineral products that we identify and produce.

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

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006, and 2005, we incurred exploration and business development and general and administrative expenses as follows:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Exploration and Business Development Expenses	$64,541	$61,979	$107,164	$80,263	$84,207	$334,658
General and Administrative Expenses	$1,060,289	$1,013,858	$1,374,817	$1,069,686	$860,332	$918,131

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

Title of Mining Claims in the United States

It has been our practice to obtain policies of title insurance upon our patented mining claims as they have been acquired.  However, title insurance has generally been acquired in the amount of the purchase price of the mineral interests acquired.  Such coverage would not afford adequate protection against the loss of mineral values, or the expenditure of funds on exploration should a title defect create a loss.  If commercial mineral deposits were discovered on our patented mining claims, the value of such deposits would almost certainly greatly exceed the original purchase price of those mineral interests, as the purchase price was often predicated on then current surface values.  Title insurance coverage would almost certainly be inadequate to compensate for the loss of such values.  The value of the surface land package in the area of our patented mineral claims has tended to increase substantially with time making it more difficult to establish a loss should a defect to title be discovered.

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

Nevada

We have received a litigation title commitment and updated commitment on the patented properties which are a part of the Manhattan prospect in Nevada, and initial title reports, on the unpatented claims, from a qualified Nevada landman.  These reports have been utilized in the initiation of the first stages of title curative work. As described in more detail in “Item 2. Properties -  Manhattan Prospect; Nevada, USA: Gold Exploration” we cannot offer any assurance that we can obtain full and complete title to the 28 patented mining claims included in the Manhattan prospect. However, we have received record title to a percentage of such patented claims and have recorded a Settlement Agreement granting us the right to purchase NMMI’s interest in the claims, and our 24.5% joint venture interest, and granting Calais exclusive operational rights.  Additional title curative work must still be completed to justify a significant expenditure on exploration of the property.  Such work is now in the early stages of completion. Likewise, we cannot offer any assurance that we can obtain good title to the 28 patented mining claims that constitute a portion of the Manhattan prospect.  See also “Item 2. Properties.”

Employees

As of the end of our 2009 fiscal year, we had two full-time employees: David Young, our President and Chief Executive Officer, and Thomas Hendricks, our Vice President of Exploration and Corporate Development. We have used and continue to use independent contractors for our mineral operations and certain day-to-day business operations, as necessary.  In January 2011, R. David Russell was appointed to our Board of Directors and he was elected as the Chairman.  He also assumed the position of Chief Executive Officer. David Young remains the President of the Company and, in January 2011, was appointed the Chief Operating Officer.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2. PROPERTIES.

Executive Offices

As of May 31, 2009, and the date of this report, our U.S. corporate offices were located in Lakewood, Colorado. We currently lease approximately 200 square feet at a rate of $262 per month for our corporate offices on a month-to-month basis from a non-affiliated third party.

Caribou project, Colorado, USA: Gold/Silver Exploration

Caribou Project

Calais owns or controls 129 patented claims (consolidating separate interests in the same claim as a single claim) and 105 unpatented mineral claims in a 3.5 square mile area, which comprise the Consolidated Caribou District. In general, these claims can be classified as:

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

comprise the Caribou Property. As “nominee owner”, AAI holds record title to the parcel, however Calais retains the right to occupy, explore, mine, develop, build, and/or re-acquire the property.  AAI is controlled by Marlowe Harvey, a former officer, director and significant shareholder of the Company. Following a series of transactions between AAI, Mr. Harvey, Calais, and Mr. Hendricks, which resulted in litigation brought by Mr. Hendricks against Mr. Harvey, AAI, Mr. Hendricks and Calais entered into a mutual release and settlement agreement effective July 18, 2000.  This agreement, which was modified in 2004, provides that we have the right to reacquire the claims held by AAI for a debenture (which we have already paid to AAI) and for a payment from Calais to AAI of “a cash amount equal to pay the capital gains triggered by the transfer” to Calais (which his ultimately deducted from the debenture).  In March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011, but can be extended for an additional ten years if AAI’s right to convert the debenture is extended as well) to repurchase the interest of AAI in the Caribou prospect, including the payment of Cdn$747,728 for the reacquisition, and AAI’s right to convert that debenture before it is paid.  That agreement, also defined Calais’ right to borrow against, enter in and upon the mineral interests in the Caribou prospect owned by AAI, construct buildings and mines on those prospects, and remove and sell minerals from Caribou for Calais’ own account.

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

Figure 2-1
Caribou Project Location Map

Royalties, Agreements and Encumbrances

Calais’ 129 patented claims were acquired in approximately three dozen acquisitions over a period of 39 years. Calais has obtained a master title policy covering nearly all of the project properties, including properties in the permit area.  The major acquisitions for patented lands within the resource area and permit area are described below. Additionally, three claims are leased from the Duane Smith Trust, also discussed below.  See Exhibit 99.1 which is filed with this report.

Significant Patented Claim Acquisitions

Cross Property Acquisition – Dofflemyer Group

The Cross Property, consisting of 15-patented claims, was acquired in August 1987 by Hendricks Mining Co., from the Dofflemyer family by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated March 30, 1998.  Twelve of theses patented claims (Cross lode, Cross No. 2, Cross mill site, Crown Point lode, Juliet lode, Mammoth lode, Protection lode, Rare Metals lode, Rare Metals mill site, Romeo lode, Syndicate lode and Tacoma lode) are located in the area of modern underground development and/or permit disturbance area.

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

Wolcott Group Acquisition

The Wolcott properties, consisting of 4-patented claims, were acquired in February 1988 by Hendricks Mining Co., from the Wolcott family by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated April 8, 1998.  These patented claims (5/8 interest Garfield lode, Ready Cash lode, Silver Brick lode, and Defiance lode) are located near the area of resource potential. Only the Garfield lode touches the area of resource potential.

Tallman Group

The Tall properties, consisting of 4 patented claims, were acquired in November 1987 by Hendricks Mining Co., from the Tallman family by Warranty Deed.  These claims were subsequently transferred to Calais Resources Colorado, Inc. by deed dated April 8, 1998.  Of these patented claims (3/8 interest Garfield lode, Ponderosa lode, Monticello lode and Chief lode) only the Garfield lode touches the resource area.

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

The New York mill site, Brazilian lode and Brazilian mill site patented claims were transferred (together with others, totaling 78 properties) to AAI as part of a larger financing transaction involving AAI.  An agreement executed in 1999 assigned a 100% interest in the right to acquire 35 claims from third parties to AAI for $0.5 million.  An agreement executed in 2000 assigned a 100% interest in an additional 43 claims to AAI for $3.5 million ($1.2 million cash and $2.3 million note).  Both transfers were made subject to a recorded right to redeem and re-acquire held by the Company and further subject to a note and deed of trust in the amount of $2.3 million, held by the Company.  The Company has 10-years to redeem or re-acquire the properties.  As discussed above, in March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011, but can be extended for an additional ten years if AAI’s right to convert the debenture is extended as well) to repurchase the interest of AAI in the Caribou prospect, including the payment of Cdn$747,728 for the reacquisition, and AAI’s right to convert that debenture before it is paid.  AAI is delinquent on the $2.3 million note to the Company.  No royalties were assigned or transferred to AAI.  The Deed of Trust, recorded February 1999, from AAI to the Public Trustee of Boulder County, for the benefit of the Company, securing an original principal indebtedness of $2.3 million affects the New York mill site, Brazilian lode and Brazilian mill site patented claims.  This Deed of Trust is purported to subordinate to the lien filed below.

In August 2003, AAI and the Company entered into deeds of trust against the Caribou property in connection with a loan for $4.5 million (the “Broadway Loan”) from Broadway Mortgage Corporation, Michael E. Haws, Kemp Hanley, R. Britton Colbert, Accounts Plus, Inc. and Riviera Holdings, LLC.  The Broadway Loan was acquired after a series of assignments by Brigus Gold Corp. as part of the Company’s debt restructuring described below.

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

The Smith property was originally leased by Calais’ predecessors in August 1987.  The Smith property was re-leased to Calais in 2003 for a period of 15-years, and may be extended for three additional five-year periods.  The lease specifically grants to the lessee the right to haul, process, mine, transport, store, mill, treat, or transport on or across the Leased Premises supplies, ore, rock, minerals, waste, concentrates or other material from adjacent or nearby properties worked or owned by lessee and/or its assigns.  These rights shall be known as the “Cross Mining Rights”. Each party shall have the right to utilize existing, historical access roads, crossing the properties for all purposes.

The lease provides for a 3.5% NSR royalty on all minerals, ores, metals, concentrates, or other materials extracted and shipped from the Leased Premises.  As no mining has or is scheduled to occur on these claims, and all activities involve historical access, no production royalties are incurred.  The lease specifies for a minimum advance royalty of $3,000/yr. for years one through five, $4,000/yr. for years six through ten, $5,000/yr. for years 11 through 15.  The first 5-year lease extension is $7,500/yr. and then escalated thereafter.  The minimum advance royalty may be offset with paid production royalties.  The Company is responsible for all property and personal taxes on the leased property. Additionally, any severance or production taxes, levied on the leased claims, are apportioned.  We are obligated to maintain liability insurance, accidental injury or death insurance and workman’s compensation insurance for the term of the lease.  These leased claims are encumbered by the July 2003 Deed of Trust from Calais for the benefit of Broadway Mortgage Company described above.

Congo Chief Acquisition

On October 26, 2005, we acquired the 20-acre Congo Chief patented lode mining claim from the Estate of John W. Snyder for a price of $280,000.  This large, patented lode claim was in the immediate vicinity of other claims held by us and by AAI.  We acquired the claim with the assistance MFPI Partners, LLC, which provided funding for the acquisition, and which holds a first deed of trust on the subject property in the amount of $258,956.  This note was originally payable on February 21, 2006, subject to any applicable extensions.  We defaulted on the note and negotiated with MFPI Partners and were unable to reach a formal resolution to the default.  In February 2010 this note was acquired by Brigus Gold as part of our debt restructure discussed below.

Royalties

Calais Patented Claims

All of the Patented Claims carry a 2% NSR royalty expiring no earlier than January 27, 2018.  The 2% royalty expires at later dates as to other claims among the 129 patented claims and 105 unpatented claims, which royalty is also subject to the repurchase agreement.  The Company has negotiated with the main royalty holder regarding an extension of the royalty agreements.  The January 1993 agreement allows repurchasing the 2% NSR royalty at any time during the term for $1.5 million.  The royalties are payable to Thomas S. Hendricks, the estate of Marjorie J. Hendricks and John R. Henderson.

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

An additional royalty interest may affect 15 claims in the vicinity of the Cross Mine.  A royalty buy down which occurred in the 1980’s reduced the applicability of this 5% royalty to periods when the gold price was above $800 per ounce.  The price of gold has recently risen above this level for the first time since the buy down occurred.  On April 4, 2008, this royalty was renegotiated with the holder, Tusco Incorporated.  The new terms of the royalty agreement allow for a complete purchase of the royalty from Tusco for $150,000 payable at any time through April 4, 2028 (or three years after the death of the president of Tusco).  As consideration for the execution of the agreement, we issued 250,000 common shares of our stock to Tusco.  An additional payment of $1,500 per month will be made to Tusco during the term of this agreement or, if shorter, the lifetime of the president of Tusco.

The payment of royalties upon production, if it occurs, can negatively affect the economics of a prospective mining operation, and may hinder our ability to finance such operations.  As no production decision has been reached as to Calais’ mineral interests at Caribou, the impact of existing royalty agreements upon our ability to develop any mineralization discovered has not been determined.

The Duffy Note

On August 1, 2005, the Company issued a note (the “Duffy Note”) payable to a group of shareholders, Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober, (collectively, the “Duffy Group”),  for $807,650, in exchange for $681,000 originally infused into the Company as Share Capital, and interest accrued from the date of each infusion totaling $126,650.  The Duffy Note was secured by a trust deed on the majority of the patented properties titled in the Company. By October 31, 2005, the Company was in default. Since then, the note was renegotiated and restructured several times until February 2010, when the principal and accrued interest totaled approximately $1.1 million.

In March 2010, the Duffy Note was acquired by Brigus Gold Corp. as part of the Company’s debt restructure as described below.

Defaults

Prior to February 1, 2010, Calais was in default on approximately $10.6 million of indebtedness based on the following:

Note Amount (approximate)
Broadway Loan	$7,700,000
Additional Caribou Loan	1,450,000
Congo Chief Note	380,000
Purchase Agreement	9,530,000
Duffy Note	1,100,000
Total Debt	$10,630,000

Brigus Gold (Apollo Gold) Transaction

On December 9, 2009, Apollo Gold Corporation (now Brigus Gold Corp., “Brigus”) entered into a letter of intent (the “New LOI”) with the Company and Elkhorn Goldfields LLC (“Elkhorn Goldfields”) pursuant to which Elkhorn Goldfields agreed to purchase all the outstanding capital stock in Montana Tunnels Mining, Inc., a wholly owned subsidiary of Brigus (“Montana Tunnels”).  Brigus agreed to sell all of the capital stock of Montana Tunnels in exchange for (i) promissory notes held by Elkhorn Goldfields and certain investors in Elkhorn Goldfields or its affiliates (the “Lenders”) from Calais and AAI with an outstanding balance of approximately $7,700,000 relating to the Broadway Loan (the “Original Notes”), (ii) Elkhorn’s and the Lenders’ rights with respect to an additional amount of approximately $1.45 million loaned to Calais (the “Additional Caribou Loan”) and (iii) a promissory note held by Elkhorn Goldfields and the Lenders from Calais with an outstanding balance of approximately $380,000 (the “Congo Chief Note” and, together with the Original Notes and the Additional Caribou Loan, the “Notes”).  The Original Notes and the Congo Chief Note are secured by certain deeds of trust registered against the Caribou property.

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

Pursuant to a Forbearance Agreement dated January 15, 2011, Brigus extended the forbearance period of the Notes and the Duffy Note from February 1, 2011, to the earlier of June 30, 2011 or the occurrence of certain events, including insolvency or bankruptcy of the Calais, the borrower.  During this extended forbearance period, the Notes will accrue interest at 8% per annum.  In connection with the Forbearance Agreement, Calais agreed that it would not undertake certain actions, including the issuance of stock, without Brigus’ prior approval.  Although, the Company has issued stock without obtaining formal written approval from Brigus, the Company has kept Brigus apprised of its activities.

In an Extension Agreement dated June 8, 2011, Brigus agreed to extend the forbearance period to October 31, 2011 in exchange for a cash payment of $1,000,000. The funds will be applied to accrued but unpaid interest on the Notes.

Shareholder Payable

In connection with an Exploration Agreement dated December 31, 2008 (the “Exploration Agreement”) between the Company and DRDMJ, LLC, a company owned and controlled by R. David Russell, on December 20, 2008, the Company issued a one-year note payable to R. David Russell, who at the time was a shareholder of the Company and is currently the Company’s Chief Executive Officer and Chairman of the Board, in the amount of $405,410 in consideration for cash of approximately $300,000. The cash was to be used for development of the Cross Mine and processing ore at the Gold Hill mill.  In August 2009 the Company defaulted on its agreement with Mr. Russell and issued 5,067,650 shares of our common stock valued at $861,501 as consideration for our default under the terms of the agreement which was dissolved.  We have recorded additional expense of $456,090 in connection with this default.

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

	2010	2011	2012	2013	2014
Patented	$10,518(1)	$11,114(1)	$11,114	$11,114	$11,114
Unpatented	14,700	14,700	14,700	14,700	14,700
Royalties	18,000	18,000	18,000	18,000	18,000
Leases	5,200	5,200	5,200	5,200	6,200
Totals	$48,418	$49,014	$49,014	$49,014	$50,014
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

Surface Rights

Most of the claims which constitute the project property are patented private property titled in Calais, or Aardvark subject to Calais’ operational and re-acquisition rights.

Power Supply

Electrical power to the mine is furnished by the Public Service Company Colorado via a 25kV, 3MW, 3-phase AC overhead line from Nederland. Current power delivery at the site is three phase 480V, 300kVA capacity.

Water Supply

Potable water is provided by a 275ft (84m) deep well drilled in front of the shop building. Calais also owns a one-eighth share of the historic Farmer’s Ditch Company. The water is adjudicated to the Caribou Mine portion of the project under a plan for augmentation approved by the Division 1 Water Court, and usable under the terms of that decree. Calais also has other water rights available for lease. The portal discharges a small amount, which by Colorado law is considered to be an unregulated use of water unless it is put to beneficial use in which case, a water right must be obtained.

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

In 1983, Hendricks entered into a joint venture agreement with Power Petroleum, a Canadian registered company, but could not re-open operations due to the prohibitively high Dofflemyer royalty.   Hendricks and Power Petroleum, therefore, chose to place the mine on care and maintenance.  The Project remained on care and maintenance until 1986 when Hendricks entered into joint venture agreement with East West Minerals of Sidney, Australia.

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

Past Exploration and Development

Because of working capital shortages, we performed limited exploration work on the Caribou project during the fiscal years ended May 31, 2005 through 2010.   The following table sets forth the amounts spent by the Company on exploration activities on the Caribou property during those fiscal years:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$37,631	$42,470	$77,741	$36,322	$23,967	$1,351

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

The Caribou shaft was dewatered and rebuilt to the 1,230ft (375m)-level.  Core drilling occurred on the 500ft (152m)-level and the 1,230ft (375m)-level.  The Company also performed geologic mapping and sampling during this time.  Two tunnels were also driven on 500ft (152m)-level, one to crosscut the North Poorman vein and the other to crosscut the Golconda vein.  However, development to the Golconda vein ended approximately 85ft (26m) from the vein.

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

During the period of 1973 to 1990 the Cross Mine was reopened and retrofit for small scale production.  The earliest production occurred in 1976 the when mine was producing about 10stpd (9tpd), by 1980 a production rate of 80stpd (73tpd) had been achieved and the mine employed 11 workers.  The ore was being trucked to the former Allied Flourspar Mill in Boulder Co., which had been retrofit to produce a flotation concentrate.  The precious metal concentrate was shipped to the smelters of Cominco at Trail, B.C., and ASARCO smelters in East Helena, Montana and El Paso Texas.

This production was primarily from within the Cross, Crown Point, East Romeo, West Romeo, Juliet and Rare Metals Veins.  Hendricks Mining Co. (1991) reports that total production between 1977 and 1986 was in the order of 27,000st (24,500t).  During that period, the mine is reported to have produced 5,000oz of gold, 125,000oz of silver and several hundred thousand pounds of lead and zinc (Barrett and Schuiling 1988).  Burdened by a 15% NSR and gold prices which had declined from $600/oz to $400/oz by 1983, the mining was suspended.

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

Exploration Programs

The mine is on “care and maintenance” until sufficient capital funding is obtained to initiate our exploration programs and potential restart of operations at the Cross Mine.  The project has remained on “care and maintenance” through the date of this report.

Manhattan Prospect; Nevada, USA: Gold Exploration

Property Description and Location

The property is located in the southern portion of the Toquima Mountains approximately one mile east of the town of Manhattan, Nye County, Nevada, as shown in Figure 2-2.

Figure 2-2
Manhattan Project Location Map

Property Ownership

In December 1994, we paid Marlowe Harvey $1,176,000 for a 51% interest in various mineral interests known as the Manhattan prospect.  We later discovered that Mr. Harvey did not own any part of the record title to any patented and unpatented claims which were a part of the Manhattan prospect.  We are attempting to determine title to these the joint venture interests, to acquire other of the joint venture interests, to take steps to cure title to the Manhattan prospect, and to determine whether Mr. Harvey’s claimed royalty interest exists, if it is applicable, and to quantify it.  To this end, beginning in October 2003 with an updated review in February 2008, we received title information relating to these prospects. It has been determined that a significant number of the original unpatented claim position was lost when the owner, claiming a default, vended title to third parties.  42 of the former Anthony Selig claims were re-located in the name of White Caps Mines, Inc., an entity owned or controlled by Mr. Harvey, and we have since acquired record title to the re-located claims by deed.

On March 8, 2004, we entered into an agreement (the “Harvey Settlement”) with Marlowe Harvey and his related entities by which Mr. Harvey and his related entities agreed to assign their interests in the Manhattan prospect to Calais and agreed to convey to Calais (not later than December 31, 2005) the entire right, title and interest in the Manhattan prospect from all parties (“marketable title”).  We agreed to pay one of Mr. Harvey’s related entities 250,000 shares of Calais restricted stock upon receipt of marketable title.  We agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock (or if greater a number of shares equal to 5% of the outstanding common shares on a fully-diluted basis) to Argus Resources, Inc. (“Argus”), one of Mr. Harvey’s related entities, upon identification of gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces (or a proportionate number of shares if placed into production prior to identification of mineral resources exceeding 2,000,000 ounces).  To our knowledge, Mr. Harvey has not attempted the curative measures necessary to provide marketable title to the mineral interests to us and, even if he commences this work, we cannot offer any assurance that he will be able to do so.  We are continuing our own efforts to pursue curative action with the intent of commencing active exploration of the properties beyond mapping and surface reconnaissance.

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

We cannot offer any assurance that we will be able to obtain legal title to the mineral interests that we believed we acquired in December 1994 and pursuant to the Harvey Settlement and resulting deeds.  We do not intend to expend any funds on exploration of this property until the title situation has been resolved to our satisfaction.  We have begun active efforts to begin necessary curative actions sufficient to allow active exploration to commence, including 2011 updates of the litigation title commitment and land status reports as to the unpatented claims, both of which are pending completion.  There is no assurance that the curative actions will be successful.

Mineral Titles

The Project is comprised of 183 unpatented (3,370ac/1,363ha) and 28 patented (428ac/173ha) claims, 211 claims in all totaling 3,798ac (1,537ha).  See Exhibit 99.2 filed with this report.

The mining law of 1872 established a process, which a claimant may bring a claim to patent.  When patented, ownership of the land and mineral rights transfers from the Federal Government to the claimant.  The U.S. Bureau of Land Management (BLM) and the U.S. Forest Service (USFS) manage the lands covered by unpatented claims.

To maintain unpatented mining claims in good standing, a claim holder must make annual maintenance fee payments to the BLM of $140.00 per claim, plus a $10.00 per claim process fee, for a total of $150 per claim.  Fees are payable in the county in which the claims are located.

We believe that all claim filings are current and that the claims are valid until August 31, 2011, when the next annual maintenance fee payments and filings are due.

The table below summarizes our future obligations related to the prospect area. Failure to make the minimum payments as presented below might result in the loss of the mining claims, underlying the prospect area.
	2010	2011	2012	2013	2014
Patented	$564	$571	$581	$591	$601
Unpatented	25,760	25,760	26,198	26,643	27,096
Totals	$26,234	$26,331	$26,779	$27,234	$27,697

Ownership of Project claims is divided into two areas:

•	Manhattan South Project Area (MSPA). This areas consists of 28 patented claims and 127 unpatented claims; and
•	Manhattan North Project Area (MNPA). This area consists of 56 unpatented claims.

The Manhattan South Project Area (MSPA)

The MSPA consists of 28 patented claims (Table 2.2.1) and 127 unpatented claims totaling 2,678ac (1,083ha) more or less.  These claims are located within a historic mining district, and as a result, some of these have been subject to numerous assignments and litigation through the years.

The Manhattan North Project Area (MNPA)

The Manhattan North project area has 56 unpatented claims totaling 1,120 acres more or less.  The claims, known as the Wild Horse claims, numbered 1-57 (no #11 claim), were located by Calais on or around Feb-Apr 2004.  The claims are located on BLM administered lands, Calais is the claimant and owns a 100% interest in these claims.

Legal Issues

Overview Regarding Unpatented Claims

As is the case for all companies in the United States, there are unavoidable risks in holding unpatented mining claims located under the General Mining Law.  These include potential challenges to the validity of any claimed discovery, a challenge as to whether claimed discoveries would satisfy the prudent man rule, potential errors in location or recording, and the risk of changes in the law or regulations.  Claims upon which no actual discovery exists are held by virtue of the doctrine of pedis possessio, which involves the occupation of claimed mining ground while engaged in a diligent search for a discovery of valuable minerals.  There can be no guarantee that pedis possessio rights would be recognized as to any or all of the unpatented mining claims in Nevada if challenged by a third party.  There can be no guarantee that any claimed discovery on unpatented grounds will survive challenge by the federal government, if the government sought to challenge title or right to occupy the ground.

Royalties, Agreements and Encumbrances

Royalties

At the MSPA, there is a 2% NSR royalty payable to the MPJV on production from:
•	All patented claims;
•	The Argus Unpatented Claims; and
•	The Surviving Selig Claims. This royalty is payable against the buyout price established in the NMMI litigation settlement.

The Harvey Settlement grants us the right to acquire up to 4% of applicable 5% net smelter royalties to Mr. Harvey (or his assignee) as recorded in the Nevada property agreements for $3 million per 1% acquired; however, we dispute the existence, amount and applicability of the claimed 5% net smelter royalties.

There are no royalties associated with the Wild Horse Claims located in the MNPA.

Encumbrances

Manhattan Property Joint Venture (MPJV)

MSPA is potentially subject to the following encumbrances:

•
The Manhattan South Project Area’s origination is the Manhattan Properties Joint Venture as formed in June 1993 between NMMI (24.5%), Marlowe Harvey/Maran Holding, Inc. (“Harvey”) (51%), and Argus Resources, Inc. (“Argus”) (24.5%).  The initial joint venture property consisted of 28 patented claims and 29 unpatented claims.

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

•
In 1997, NMMI encumbered the Manhattan Property joint venture through NMMI’s 24.5% share.  NMMI entered into a Subscription Agreement with Silenus Limited on April 14, 1997.  The Subscription Agreement required NMMI to grant Silenus Limited a $2,000,000 deed of trust encompassing the Manhattan Property until the Debentures issued to Silenus are converted, redeemed or paid in full.  Further title investigation has determined that the Silenus deed of trust, executed by NMMI, has been recorded and does purport to encumber any after-acquired title of NMMI.  Calais, which was the majority interest holder in the venture at that date, questions the ability of Silenus to encumber the joint venture property and the Calais and Argus interests in those properties. All of the above Manhattan South Project Area properties (28 patented and 131 unpatented claims) may be encumbered by the Silenus lien.  The existence and status of the Silenus lien, and whether it attaches to any venture properties, is a material concern regarding title to the Manhattan South Project Area and must be resolved before a significant expenditure on exploration of the properties is undertaken.  Not all of the unpatented claims purporting to be encumbered are current claims, or, claims titled in NMMI at the time of the purported encumbrance.

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

There are claims contiguous to the Wild Horse claims.  While these claims do not encumber the project area, they bound the project area.

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

Required Permits and Status

Calais has not applied for nor holds any permits for exploration or mining activities on Calais owned or controlled lands in Nevada.  Calais has no posted bonds with Nevada Department of Environmental Protection (NDEP) or BLM.  The most recent exploration program was conducted in the 1997.

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

Accessibility, Climate, Local Resources, Infrastructure and Physiography

Topography, Elevation and Vegetation

The Manhattan Project lies within the Basin and Range physiographic province of Central Nevada.  This province consists of northerly trending mountain ranges with 2,000ft to 5,000ft (610m to 1,500m) of topographic relief above relatively broad and flat intervening valleys.  The Manhattan Project is located on the southwestern flank of the Toquima Mountain range at elevations between 7,600ft to 8,000ft (2,300m to 2,400m) above mean sea level.  The topography is considered “mature” and generally of moderate-relief.  The northern boundary of the South Manhattan area is located near the headwaters of a seasonally flowing stream in Consolidated Canyon.  Vegetation is sparse consisting of Pinion Juniper and sagebrush.

Operating Season

The typical exploration season would be from mid-March through the end of November.  If snow removal equipment is used, the exploration season can be extended through the winter months.

Surface Rights

Calais’ interests cover surface rights to the 428ac (173ha) included within the 28 patented claims.  Surface access is provided to the remaining 3,370ac (1,364ha)  of federal land by the 1872 Mining Law.  Applications for exploration activities must be filed with the appropriate agencies if surface disturbance is to occur.  Calais has completed a land exchange involving a trade of one patented claim of lesser mineral interest for a claim of greater interest and of equal or greater size.

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

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2005 through 2010 on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$27,076	$18,831	$36,125	$22,779	$27,702	$2,040

As of the fiscal years ended May 31, 2005 through May 31, 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007 (unaudited)	2006 (unaudited)	2005 (unaudited)
Mineral Interests	$-	$-	$-	$-	$-	$-
Furniture, Fixtures and Equipment	$-	$-	$-	$-	$-	$-

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

ITEM 3. LEGAL PROCEEDINGS.

Other than discussed below, as of the date of this report, we are not involved as a plaintiff or defendant in any active, pending or (to our knowledge) threatened, legal proceedings which would be material to our operations. Also, except as described below, we are not aware of any material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or our subsidiaries.

On March 8, 2004, we entered into an agreement with Marlowe Harvey, his wife Judy Harvey, and several related entities by which Calais and Mr. and Mrs. Harvey resolved a number of issues that had arisen between them. Under the agreement,

•
Mr. Harvey and Calais agreed on a more precise definition of Calais’ right (which expires August 31, 2011, but can be extended for an additional ten years if AAI’s right to convert its debenture is extended as well) to repurchase the interest of AAI in the Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728) and AAI’s right to convert that debenture before it is paid;

•
Further defining Calais’ right to borrow against, enter in and upon those properties, construct buildings and mines on those properties, and remove and sell minerals from those properties for Calais’ own account;

•
Mr. Harvey and his related entities agreed to assign their interests in the Manhattan prospect to Calais and completed this assignment in July 2004.  In addition, Mr. Harvey and his related entities also agreed to convey to Calais (not later than December 31, 2005) the entire right, title and interest in the Manhattan prospect from all parties (“marketable title”).  To our knowledge, Mr. Harvey and his related entities have not commenced the work necessary to obtain marketable title.  Upon receipt of marketable title, Calais agreed to pay one of Mr. Harvey’s related entities 250,000 shares of Calais restricted stock.  Calais agreed to undertake certain drilling obligations after receiving good title, and to issue 2,500,000 shares of common stock (or if greater a number of shares equal to 5% of the outstanding common shares on a fully-diluted basis) to Argus Resources, Inc., one of Mr. Harvey’s related entities, if Calais identifies gold or gold equivalent mineral resources (as determined in accordance with Canadian standards) exceeding 2,000,000 ounces (or a proportionate number of shares if placed into production prior to identification of mineral resources exceeding 2,000,000 ounces).

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

•
Calais was granted the right to acquire up to 4% of applicable 5% net smelter royalties to Mr. Harvey (or his assignee) as recorded in the Nevada property agreements for $3 million per 1% acquired; however, Calais disputes the existence, amount and applicability of the claimed 5% net smelter royalties.

To facilitate the settlement, Thomas S. Hendricks agreed to transfer to Mr. Harvey a debenture for Cdn$984,000 that Mrs. Harvey had assigned to him in 2000.  Mr. Hendricks executed the assignment of this debenture and delivered both the original debenture and the assignment to Calais to hold pending Mrs. Harvey’s acceptance of that debenture in a manner that complies with applicable securities laws.  To date, Mrs. Harvey has refused to return to Calais documents that Calais believes is necessary to show compliance with securities laws, and Mrs. Harvey has not proposed any alternative procedure.  Consequently, the debenture is still registered in Mr. Hendricks’ name and will remain so registered until Mrs. Harvey provides Calais with sufficient evidence of compliance with applicable securities laws.

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

Subsequent to May 31, 2009, on December 15, 2010, the Company entered into a Settlement Agreements with AAI and Mrs. Harvey for said debentures wherein the parties agreed that Ms. Harvey would accept as full payment for her two debentures totaling $2,998,257, for cash of $149,368 in cash and a total of 8,890,638 shares of our restricted common stock.   The cash was paid on December 15, 2010 and the shares were issued on December 20, 2010 to an escrow agent to hold the shares until the Cease Trade Order in British Columbia has been revoked.

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

We have recorded an environmental remediation liability of $50,000, which management believes is the most likely cost outcome for these activities.  This environmental remediation liability is an estimate and it is reasonably possible that this estimate could change in the near term or that costs to remediate these claims could exceed management’s estimates.  Management intends to undertake a program to rectify these issues during the summer months of 2011.

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

ITEM 4. (Removed and Reserved).

PART II

ITEM 5. MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Shares were approved for quotation on the OTC Bulletin Board in the United States, under the symbol “CAAUF” on February 1, 1999.  Effective September 7, 2005, our common stock was deleted from the OTC-Bulletin Board in the United States, and our common stock was quoted only on the Pink Sheets (now known as the OTC Pink) under the symbol CAAUF.PK.  We are still trading in the United States under this symbol.  On February 9, 2005, we were notified by the British Columbia Securities Commission (BCSC) that a cease trade order had been issued for the Company due to the lack of timely financial reporting.  The cease trade order does not allow residents of British Columbia and other Canadian jurisdictions to trade shares of Calais Resources.  We are still under this cease trade order.  We believe the completion of the audited financial reports, and other documents, the payment of outstanding filing fees as well as scheduling an Annual General Meeting within three months after the date the cease trade order is lifted will allow us to request the order to be lifted.  We cannot commit to the timing of the lifting of the order, if ever, since we cannot control the decisions or timing of the decisions of the BCSC regarding the outcome of the request to revoke the cease trade order.

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

Also on February 24, 2011, the SEC issued an order instituting public administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend for a period not exceeding twelve months or revoke the registration of our common stock under Section 12 of the Exchange Act.  A copy of the SEC’s order is publicly available at www.sec.gov under Litigation – Administrative Proceedings.  A pre-hearing conference was held on April 4, 2011 with an administrative law judge from the Securities and Exchange Commission.  A second conference was held on May 10, 2011.  The judge has ordered a third conference for June 24, 2011 to determine whether it will be possible for the Company to bring its periodic filings with the SEC current before the judge must issue an initial decision.

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

Holders of Common Equity

As of June 7, 2011, the number of stockholders of record was 443.

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

The Investment Canada Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture (each an “entity”) that is not a

“Canadian” as defined in the Investment Canada Act (a “non-Canadian”), unless after review, the Director of Investments appointed by the minister responsible for the Investment Canada Act is satisfied that the investment is likely to be of net benefit to Canada.  An investment in the common shares by a non-Canadian other than a “WTO Investor” (as that term is defined by the Investment Canada Act, and which term includes entities which are nationals of or are controlled by nationals of member states of the World Trade Organization) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Canada Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Canada Act, was $5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada’s cultural heritage or national identity, regardless of the value of the assets of the Company.  An investment in our common shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Canada Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Canada Act was not less than a specified amount, which as specified in 2010 was any amount in excess of Cdn$299 million.  A non-Canadian would acquire control of the Company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of the common shares.  The acquisition of one third or more, but less than a majority of the common shares would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquirer through the ownership of the common shares.

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

Except for an annual report for the fiscal year ended May 31, 2010 filed May 9, 2011 and the quarterly reports for the fiscal year ended May 31, 2011 filed May 20, 2011 through May 26, 2011, the Company had not filed financial statements with the Securities and Exchange Commission (“SEC”) since filing its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through February 28, 2009 and the three quarterly filings for the fiscal year ended May 31, 2010, and intends to file those reports with the SEC as soon as practicable. We have included certain information herein which exceeds the requirements of Regulation S-X with respect to disclosure to be included in a Form 10-K. We have included such information to give consideration to the periods for which we have not filed financial statements with the SEC and, therefore, have attempted to include information we believe is helpful to give an accurate representation of our operations and financial condition, including financial statements for the fiscal years ended May 31, 2009 and 2008.

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

Our contemplated operations on our Caribou prospect and our Nevada prospect require a significant amount of financing which is not currently available to us.  Thus, our plan of operations (to explore our mineral prospects) is entirely dependent on our ability to obtain additional financing from equity or debt placements.  At the present time, we have no commitment from any person to provide any portion of such financing and we cannot offer any assurance that we will be able to obtain such financing on reasonable terms, if at all.

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all of the six subsequent fiscal years from the fiscal year ended May 31, 2005 through the fiscal year ended May 31, 2010.  During the fiscal years ended May 31, 2009, 2008, 2007, 2006 and 2005, we generated net losses of $2.9 million, $2.9 million, $2.3 million (unaudited), $2.8 million (unaudited), and $4.4 million (unaudited), respectively, and did not generate revenue in any of these periods.  We ended the 2009 fiscal year with an accumulated deficit during the exploration stage of $42.7 million.

From inception through the fiscal year ended May 31, 2004, we accounted for all activities using Canadian GAAP.  During this time, our functional currency for reporting purposes was the Canadian dollar.  Because the company’s operations, management team and land holdings exist substantially within the United States, management deemed it appropriate to change our functional reporting currency to the U.S. dollar and our basis for accounting to U.S. GAAP, in accordance with ASC Topic 830.

Results of Operations

2009

During the fiscal year ended May 31, 2009, we generated a net loss of $2.9 million.  The primary components of this loss were as follows:

General and administrative expense of $1.0 million which includes:

•
$0.8 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of four million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

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
•
$0.5 million in impairment charges related to the write-off of mineral interests in recognition of the fact that future cash flows from these mineral interests were not likely given then-current economic facts and circumstances.  We were adversely affected by tightened credit markets and reduced availability of alternate funding resulting from the global economic downturn.  We were also operating in a net negative cash position.  Accordingly, we impaired all of our remaining mining interests, which were our Tusco Property and Congo Chief holdings.

2008

During the fiscal year ended May 31, 2008, we generated a net loss of $2.9 million.  The primary components of this loss were as follows:

General and administrative expense of $1.4 million which includes:

•
$0.8 million in consulting and professional fees, of which approximately $475,000 related to audit and accounting-related services as we attempted to become current with our filings with the U.S. Securities and Exchange Commission as well as the British Columbia Securities Commission (“BCSC”).  We again experienced severe financial difficulties that rendered us substantially without cash and, therefore, were unable to complete these activities.  We also experienced increased legal fees (approximately $165,000) during this period for work with respect to our properties and title issues, as well as increased engineering consulting fees (approximately $105,000) as we sought to regain compliance with the BCSC by completing a 43-101 technical report on our Nevada and Colorado properties.

•
$0.5 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of four million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

•	$0.1 million of other general office expense

Exploration and business development expenses of $0.1 million which primarily consisted of mining claims, filing fees, and permits and licenses.

Other income and expenses of $1.4 million, consisting primarily of interest and financing fees, of which substantially all related to interest on outstanding debt instruments.  In addition, we incurred a $30,000 loss resulting from the settlement of an asset purchase transaction.  We had agreed to purchase the asset for $60,000 by issuing 750,000 shares of our common stock and issued the shares to the seller.  When we later decided to rescind the transaction, we received a promissory note for $60,000, but the shares were then worth $90,000.

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
•
$0.4 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of four million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008.

•	$0.1 million of other general office expense.

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

•	$0.3 million in wages and benefits expense, all of which related to officer salaries.
•	$0.2 million of other general office expense.

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

•	$0.4 million in wages and benefits expense, all of which related to officer salaries.
•	$0.1 million of other general office expense.

Exploration and business development expenses of $0.3 million in exploration costs, which were incurred early in the year as we continued to explore our properties in Panama, Nevada and Colorado.

Other income and expenses of $3.1 million which primarily includes interest and financing fees, of which substantially all related to interest on outstanding debt instruments.

Subsequent Events

2010 Fiscal Year

During the fiscal year ended May 31, 2010, we generated a net loss of $3.2 million.  The primary components of this loss were as follows:

General and administrative expense of $1.1 million which includes:

•
$0.8 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008.

•	$0.2 million in consulting and professional fees, primarily related to fees related to investor relations services as well as ongoing legal fees.
•	$0.1 million of other general office expense.

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

2011 Fiscal Year (nine months ended February 28, 2011)

During the nine months ended February 28, 2011, we generated a net loss of $855,431, as compared to a net loss of $2,887,400 during the nine month prior period.  The decrease of $2,031,969 or 70% resulted from higher interest and financing fees and wages and benefits expense in the 2010 period as compared to 2011, as discussed further below.  In addition, we recognized an increased gain on debt settlements and stock subscriptions in the 2011 period compared to the 2010 period.  These expense decreases were partially offset by increases in consulting and professional fees during the nine months ended February 28, 2011 as compared to the nine months ended February 28, 2010.

General and Administrative Expense

For the nine months ended February 28, 2011, general and administrative expense was $1,668,883 as compared to $824,797 in the corresponding 2010 period.  The increase for the nine months ended February 28, 2011 of $844,086 (102%) was due to increased consulting and professional fees that were offset in part by decreased wages and benefits expense as discussed further below.

•
Consulting and professional fees.  Consulting and professional fees were $1,231,345 for the nine months ended February 28, 2011 as compared to $202,472 in the corresponding 2010 period. This increase of

$1,028,873 or 508% relates primarily to fundraising activities in the current 2011 period compared to the 2010 prior period.  In addition, the increase relates to increased fees for accounting and other professional services incurred as we began the process of attempting to regain compliance with our SEC reporting requirements.

•
Wages and benefits expense.  Wages and benefits expenses were $266,783 for the nine months ended February 28, 2011 as compared to $569,056 in the corresponding 2010 period. This decrease of $302,273 or 53% relates to the issuance of restricted shares of common stock granted to our Board of Directors as payment for services in the 2010 period.  This expense did not recur in the 2011 period.

Other Income and Expenses

•
Gain on settlements of debts.  During the nine months ended February 28, 2011 management began to execute against a plan to settle its trade debts and convertible debentures.  As a result, a gain of $2,927,784 was recognized as compared to $314,528 in the corresponding 2010 period. The gain during the 2011 period relates more specifically to the settlement of four convertible debentures and the settlement of accrued wages with our Company President.  In addition, the gain recognized during the 2011 period includes settlement of certain trade payables for fractional amounts.

•
Interest and financing fees.  During the nine months ended February 28, 2011 we recorded interest and financing fees of $626,649 as compared to $1,968,915 in the corresponding 2010 period. This decrease of $1,342,266 or 68% results from our February 2010 debt restructure, wherein we consolidated our outstanding notes payable at a lower interest rate, and incurred approximately $927,000 in interest charges in the prior period related to the debt restructuring.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended May 31, 2009 and 2008, includes explanatory paragraphs that express substantial doubt or uncertainty regarding our ability to continue as a going concern.  Since inception through May 31, 2009, we have generated cumulative net losses of $42.7 million and we anticipate that we will experience losses in future periods.  Our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our current outstanding obligations or obtain additional funding, or both, and there are no assurances that either of these can occur in the foreseeable future or at all.

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2009, 2008, 2007, 2006, and 2005, we had working capital deficits of $12.6 million, $10.7 million, $3.3 million (unaudited), $2.3 million (unaudited), and $1.4 million (unaudited), respectively.

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

As of May 31, 2009, we had $nil in cash and cash equivalents, which was not sufficient to fund ongoing operations.  Net cash used in, or provided by, operating, investing and financing activities for the fiscal years ended May 31, 2009, 2008, 2007, 2006, and 2005 were as follows:

	Year Ended May 31,
	2009	2008	2007	2006	2005
			(unaudited)	(unaudited)	(unaudited)
Net cash used in operating activities	$(423,308)	$(1,432,790)	$(1,085,469)	$(874,980)	$(1,037,742)
Net cash (used in) provided by investing activities	$-	$-	$(33,117)	$(253,456)	$129,032
Net cash provided by financing activities	$407,753	$1,448,345	$1,042,256	$1,204,014	$464,647

Net cash used in operating activities.  Net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash (used in) provided by investing activities.  Net cash (used in) provided by investing activities primarily relate to purchases of mineral interests (fiscal years 2007, 2006, and 2005) and dispositions of fixed assets (2006, 2005).  The dispositions of fixed assets were non-recurring in nature and were primarily a means to provide additional cash to the company.

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

During the fiscal years ended May 31, 2009, 2008, 2007, 2006, and 2005, we have raised approximately $4.9 million through a number of private placement involving both debt and equity securities.  A summary of the capital infused into the Company is as follows:

	2009	2008	2007	2006	2005	Total
			(unaudited)	(unaudited)	(unaudited)
Duffy Group -
Secured note payable	$-	$184,084	$-	$-	$241,000	$425,084
MFPI ("Mortgage")-
Secured note payable	-	-	-	258,489	-	258,489
Shareholder advances	-	150,000	1,020,500	-	-	1,170,500
Other notes payable and capital lease	282,000	-	-	-	-	282,000
Other private placements -
Units of common stock and
warrants in exchange for cash	248,400	1,258,900	50,000	970,000	245,000	2,772,300
Total capital raised	$530,400	$1,592,984	$1,070,500	$1,228,489	$486,000	$4,908,373

Capital raising activities - Debt

•
In December 2004, the Company received $486,000 in cash from a group of shareholders (the Duffy Group (“Duffy”)), originally provided to the Company as share capital.  In June 2005, the Company received an additional $241,000 in cash from Duffy, originally provided to the Company as share capital.  On August 1, 2005, the Company issued a note payable to Duffy in exchange for $681,000 originally provided to the Company as share capital, and interest accrued from the date of each capital raise.  In December 2007, the Company restructured the Duffy note, which resulted in proceeds of $184,084 which were used to pay accrued interest on the note.

•	On December 16, 2005, the Company issued a note payable to MFPI Partners, LLC for $258,489, with the proceeds used for the purchase of the Congo Chief Lode Mining Claim.

In July 2006, the Company entered into an agreement with MFPI Capital Partners (“Calim”), which, among other financial transactions, provides for non-interest bearing cash advances.  During 2007, the Company received cash totaling $1,020,500 under this agreement.  During 2008, the Company received cash totaling $150,000 under this agreement.

On February 1, 2010, Apollo  Gold, Inc. (a subsidiary of Apollo Gold Corporation, which became Brigus Gold Corp., “Brigus”) acquired $10,253,878 of the Company’s outstanding notes, including the Broadway Loan, the Congo Chief note, and amounts owed to MFPI Capital Partners and MFPI Partners. On March 12, 2010, the Duffy Group entered into an agreement with Brigus and Calais whereby the Duffy Group received shares of Calais common stock in connection with partial forgiveness of debt to Calais, and the remaining amounts owed to Duffy were assigned to Brigus.

Capital raising activities - Other Private Placements of Units of Common Stock and Warrants

We issued units to a number of accredited investors, each unit consisting of one share of restricted common stock and a warrant to purchase one share of common stock.  From fiscal 2005 through 2009, the Company issued Units as follows:

	2009	2008	2007	2006	2005	Total

Cash consideration	$248,400	$1,258,900	$50,000	$970,000	$245,000	$2,772,300
Number of Units	3,105,000	15,736,250	250,000	5,469,845	1,200,000	25,761,095
Unit price	$0.08	$0.08	$0.20	$0.147-$0.20	$0.20-$0.25
Warrant exercise price	$0.12	$0.12	$0.25	$0.25	$0.20-$0.25
Warrant expiration	06/13-08/21	11/12-04/13	12/07-12/10	06/10-01/20	02/10-03/10

During fiscal 2010, the Company issued 3,150,000 Units for total cash consideration of $177,500, with the Unit prices ranging from $0.05 to $0.0625.  The warrants included in the Units, which are exercisable at $0.20 per share, expire at various dates from August 2012 to February 2013.

2011 Fiscal Year Liquidity Events

Cash and Cash Equivalents

At February 28, 2011, we had $75,615 in cash and cash equivalents.

Settlements

During the nine months ended February 28, 2011, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  Since May 31, 2010, we have recognized net gains of $2,614,853 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we have issued 4,370,420 shares of restricted stock related to these settlements.

Debenture Settlements

On December 15, 2010, we entered into two agreements related to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $259,149 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock.

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 debt payable through June 30, 2011.  This debt was originally due on February 1, 2011 and is secured by a lien on our Caribou property.  On June 8, 2011, Brigus agreed to extend the June 30, 2011 date to October 31, 2011 upon payment of $1,000,000 by June 30, 2011. The funds will be applied to accrued but unpaid interest on the debt.

Common Stock

Common Stock Sales – Since May 31, 2009, we have issued a total of 99,232,184 shares of common stock.  Since May 31, 2009, we have issued 46,846,370 shares of common stock for total cash proceeds of $3,472,400 and 52,385,814 shares of our common stock in connection with the settlement of debt and accrued liabilities, for services, and as payment for trade accounts payable as further below.

Subsequent to Fiscal 2011- Subsequent to May 31, 2011 In June 2011 we issued 1,000,000 shares of our common stock at $0.20 per share to an accredited investor for net cash proceeds of $200,000.

Fiscal 2011 Transactions – During the fiscal year ending May 31, 2011, we have issued 72,946,844 shares of our common stock as follows:

•
In June 2010, we issued 9,500,000 shares of our common stock valued at $0.08 per share or $760,000 to our Directors as compensation for their services. These amounts had been previously accrued in our balance sheet as accrued salaries and wages.

•	In August 2010, we sold 650,000 shares of our common stock at $0.08 per share to the wife of our current Chief Executive Officer (“CEO”) for $52,000 as part of a private placement.
•	In June 2010, we issued 1,000,000 shares of our common stock at $0.05 per share for accounting services provided in May 2010 totaling $50,000.
•	In June and August 2010 we issued a total of 1,500,000 shares of our common stock at $0.05 per share in connection with the payment of $76,539 in accounts payable.
•	In September 2010, we issued 4,500,000 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $270,000.
•	In October 2010 we issued 5,753,334 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $345,200.
•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him. We have recorded a gain in the amount of $227,042 in connection with this issuance. In addition we issued 2,000,000 shares of our common stock at $0.0762  to our former CFO in connection with the settlement of accrued liabilities owed to him in the amount of $152,468. We have not recorded any gain or loss in connection with this settlement.

•
In November 2010, we issued 1,066,666 shares of our common stock at $0.075 per share to accredited investors for net cash proceeds of $80,000. In addition we issued 17,651,667 shares of our common stock at $0.06 per share for net cash proceeds of $1,059,100.

•	In December 2010, we issued 9,550,368 shares of our common stock at $0.15 per share to accredited in connection with the settlement of four convertible debentures totaling $1,432,555.
•
In December 2010, we issued 536,666 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $32,200. In addition we issued 2,666,666 shares of our common stock at $0.08 per share to accredited investors for net cash proceeds of $200,000.

•	In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share in connection with fundraising and consulting services valued at $357,425.
•	In December 2010, we issued 100,000 shares of our common stock at $0.17 per share in connection with the settlement of previously accrued liabilities.
•	In January 2011 we issued 2,033,333 shares of our common stock valued at $0.17 per share in connection with fundraising and consulting services valued at $345,667
•	In January 2011, we issued 66,666 shares of our common stock at $0.06 per share to an accredited investor in for net cash proceeds of $4,000.
•	In February 2011, we issued 2,464,706 shares of our common stock at $0.17 per share to accredited investors for net cash proceeds of $300,000.
•	In March 2011, we issued 40,000 shares of our common stock at $0.06 per share to an accredited investor for net cash proceeds of $2,400.
•	In April 2011, we issued 1,000,000 shares of our common stock at $0.05 per share to an accredited investor for net cash proceeds of $50,000.
•	In May 2011 we issued 7,000,000 shares of our common stock at $0.10 per share to an accredited investor for net cash proceeds of $700,000.

Fiscal 2010 Transactions - During the year ended May 31, 2010 we issued 25,285,340 shares of our common stock as follows:

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

Warrants – Since May 31, 2009, we have issued 9,450,000 warrants to purchase our common shares as discussed below.

•
Fiscal 2010 Transactions - During the year ended May 31, 2010, we issued 1,450,000 warrants to purchase our common shares at $0.20 expiring in 2012 and 2013. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

•
Fiscal 2011 Transactions – During the year ended May, 31, 2011 we issued 7,000,000 warrants to purchase our common shares at $0.12 expiring in May 2012. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

Subsequent to May 31, 2011 – In June 2011 we issued 500,000 shares to purchase our common stock at $0.30 per share. These warrants were issued in connection with the sale of 1,000,000 common stock units in June 2011 and expire in June 2012.

Contractual Obligations

The following table summarizes aggregate information about our contractual cash obligations as of May 31, 2009 and the periods in which payments are due:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$9,975,281	$9,975,281	$-	$-	$-
Operating lease obligations	509,066	23,200	46,783	46,000	393,083
Royalties	150,000	-	-	-	150,000
Environmental remediation obligation	50,000	-	50,000	-	-
Total	$10,684,347	$9,998,481	$96,783	$46,000	$543,083

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

Mineral Properties

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  When facts and circumstances warrant, or at least once per fiscal year, we evaluate the carrying costs of these assets for impairment, as described previously.  Once proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method of the estimated life of the probably reserve.  Mineral property exploration costs are expensed as incurred.  Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.  As of May 31, 2009, we had not established any proven or probably reserves on our mineral properties and have incurred only acquisition and exploration costs.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below.  In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including David K. Young (our functioning principal executive officer and principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2009.

As a result of our material weaknesses described below, management has concluded that, as of May 31, 2009, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at May 31, 2009:

•	We have not consistently recorded transactions in our accounting records.

•	The non-cash components of certain debt and equity transactions were not properly accounted for.

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our management may not be able to identify errors and irregularities in the financial statements and reports.

•
We relied on one of our officers for oversight of the financial reporting process and, therefore, there was an inherent lack of segregation of duties with certain aspects of the financial reporting process, and a limited independent governing board.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists the names and ages of our directors, executive officers and key employees as of the date of this report. Except for R. David Russell, who was appointed as a director, Chief Executive Officer and Chairman effective January 15, 2011, all of officers and directors listed below were officers and/or directors of the Company on May 31, 2009.

Name	Age	Position
R. David Russell	54	Director – January 2011 to present and July 2005 to August 2008 Chairman – January 2011 to present Chief Executive Officer – January 2011 to present
David K. Young	57	Director – July 2005 to present President – February 2006 to present Chief Operating Officer – January 2011 to present Chief Executive Officer – February 2006 to January 2011
Thomas Hendricks	62	Director – 1998 to present Vice President of Exploration and Corporate Development February 2006 to present President – 2000 to February 2006
Art Daher	78	Director – 1995 to present

The following table lists the names and ages of former directors, executive officers and key employees of the Company who served during the period from May 31, 2005, through May 31, 2009.

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

David K. Young. Mr. Young has been a director of the Company since 2005 and an officer of the Company since February 2006.  Mr. Young is a mining engineer with over twenty-five years of experience in mine operations, engineering, permitting, development, and corporate management. A graduate of the Colorado School of Mines, he is a registered professional engineer in the State of Idaho with substantial experience in designing, permitting, developing and operating underground mines. Mr. Young is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934, as amended.

Thomas S. Hendricks. Mr. Hendricks has been a director of the Company since 1988 and an officer since 2006.  Mr. Hendricks was the original owner of Hendricks Mining, Inc. (“HMI”) which owned the Cross / Caribou gold and silver mines near Nederland, Colorado.  Mr. Hendricks formed HMI in 1974 for the purpose of acquiring and operating the Cross Mine and neighboring mineral interests. Mr. Hendricks has been engaged in exploring and limited mining operations at the Cross Mine and neighboring mineral interests (now referred to as the “Caribou prospect”) on a full time basis since 1971. Mr. Hendricks is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934.

Art Daher.  Mr. Daher has been secretary and a director of Calais Resources since 1995. Mr. Daher is retired. Mr. Daher sold his Real Estate Company in September of 1996, a company he had owned and operated since May of 1983. Mr. Daher is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934.

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

Legal Proceedings

We are not aware of any material proceedings to which any of our executive officers, directors or any associate of any such officer or director, is a party adverse to us or has a material interest adverse to us or to any of our subsidiaries.  During the last five years, none of the officers or directors of the Company has (i) had any bankruptcy petition filed by or against any business of which such person was an officer; (ii) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, insurance or banking activities; (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law; (v) been subject to any order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of securities or commodities laws or regulations, laws or regulations relating to financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud; or (vi) been subject to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and principal financial officer, and persons performing similar functions.  The text of the Code of Business Conduct and Ethics is posted on our Internet website at http://www.calaisresources.com/en/financials.htm.  In the event that an amendment to, or a waiver from, a provision of this code is necessary, we intend to post such information on our website.

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

The table below sets forth the last known Section 16 filings made by current and former officers, directors and persons beneficially owning 10% or more of our common stock.  Based upon this information, we believe that certain of our current and former shareholders, officers and directors have been delinquent or failed to file reports required by Section 16.

Name	Form	Date of Filing
R. David Russell	Form 4	June 13, 2008
David K. Young	Form 3	June 12, 2008
Thomas Hendricks	Form 4 Amendment	September 14, 2004
Art Daher	Form 4 Amendment	September 10, 2004
Matthew Witt	Form 3	September 26, 2003
Melvin Martin	Form 4	June 6, 2005
Robert Akright	Form 4 Amendment	September 10, 2005
RCA III GP LLC	Form 4	June 14, 2005
Steve Benaske	Form 3	September 29, 2003

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information about the remuneration of our executive officers during the fiscal years ended May 31, 2005 through May 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
David K. Young(1)	2005 2006 2007 2008 2009	- 42,290 175,000 175,000 175,000	- - - - 45,000	- - - - -	- - - - -	- 42,290 175,000 175,000 220,000
Thomas Hendricks(2)	2005 2006 2007 2008 2009	150,000 150,000 150,000 150,000 150,000	- - - - 45,000	- - - - -	- - - - -	150,000 150,000 150,000 150,000 195,000
Matthew Witt(3)	2005	130,000	-	-	-	130,000
Robert Akright(4)	2005 2006 2007	25,471 49,221 28,181	- - -	- - -	- - -	25,471 49,221 28,181
Art Daher(5)	2005 2006 2007 2008 2009	- - - - -	- - - - 45,000	- - - - -	- - - - -	- - - - 45,000
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

(3)	Mr. Witt served as Chief Financial Officer from 2003 to February 2005. Mr. Witt received 1,000,000 options upon his employment with the Company.

(4)	Mr. Akright is a self-employed consulting geologist and acted as Vice President of the Company from 1998 to 2007.

(5)	Mr. Daher has served as a director and as Secretary of the Company since1995.

(6)
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

Employment and Compensation Arrangements

In July 2006, the Company entered into an employment agreement with David K. Young, as its President and Chief Executive Officer.  The agreement had no expiration and provided for compensation to Mr. Young of $175,000 annually, and a monthly automobile allowance.  In the event that Mr. Young is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Young will continue for a period of 36 months. The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Young will have been deemed terminated without cause, and the provisions discussed above will become effective.

In July 2006, the Company entered into an employment agreement with Thomas Hendricks, as its Vice President for Exploration and Corporate Development.  The agreement had no expiration and provided for compensation to Mr. Hendricks of $150,000 annually, and a monthly automobile allowance.  In the event that Mr. Hendricks is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Hendricks will continue for a period of 36 months.  The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Hendricks will have been deemed terminated without cause, and the provisions discussed above will become effective, as well as other provisions regarding vesting of certain stock options due to Mr. Hendricks.

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

Outstanding Equity Awards at Fiscal Year-End

All of the stock awards shown above in the Summary Compensation table were fully vested upon grant.  Accordingly, at May 31, 2009, there were no stock awards that had not vested.

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

The following table sets forth the compensation paid to members of our Board of Directors, who were not executive officers, during each fiscal year from May 31, 2005 through May 31, 2009.

Director Compensation
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. David Russell (1)	2006 2007 2008 2009	- - - -	30,000 30,000 30,000 -	- - - -	- - - -	- - - -	- - - -	30,000 30,000 30,000 -
Melvin Martin (2)	2005	-	-	-	-	-	-	-
__________________

(1)	Mr. Russell served as a director from July 2005 to August 2008. He was subsequently appointed as a director, Chairman and Chief Executive Officer on in January 2011.

(2)	Mr. Martin served as a director from 1992 until June 28, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

At May 31, 2009, there were outstanding options to purchase 1,100,000 common shares.  These options expired during the fiscal year ended May 31, 2010.

Beneficial Ownership

Set forth below is information regarding the beneficial ownership of our common stock, as of June 10, 2011 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to convertible instruments or warrants currently exercisable or exercisable within 60 days of June 10, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such instruments or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Ownership Information

Beneficial Owner & Address	Number of Shares Beneficially Owned as of May 1, 2011(1)	Percent of Class(2)
R. David Russell(3)	11,715,650	7.7%
David K. Young	6,270,420	4.2%
Thomas Hendricks(4)	4,785,667	3.2%
Art Daher(5)	2,340,450	1.6%
Officers and Directors as a group (4 persons)(6)	25,112,187	16.6%
Marlowe and Judy Harvey(7)	9,550,368	6.4%
Glenn Duffy(8)	8,316,725	5.5%
_______________
(1)
To the best of the Company’s knowledge, none of the shares listed for these officers and directors has been pledged as security.  Except for Glenn Duffy, the address of those listed is c/o Calais Resources Inc., P.O. Box 653, 4415 Caribou Road, Nederland, Colorado 80466.

(2)
If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days following June 10, 2011, we treat the shares of common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. We do not consider those shares to be outstanding when we calculate the percentage ownership of any other stockholder.

(3)	Includes 650,000 shares held of record by Mr. Russell’s wife and 1,562,500 shares issuable upon exercise of warrants held by Mr. Russell.
(4)	Includes 619,000 shares held of record by Hendricks Mining Co.
(5)	Includes 2,500 shares held of record by Mr. Daher’s wife and 55,000 shares held of record by 575061BC Ltd., a company controlled by Mr. Daher.
(6)	Includes 2,312,500 shares issuable upon exercise of warrants held by Mr. Russell.
(7)
Mr. and Mrs. Marlowe’s address is 47015 Extrom Road, Chiliwack, British Columbia, Canada V2R 4V1.  Includes 659,730 shares held of record by Argus Resources, a company of which Mr. Harvey is an officer and significant shareholder.

(8)
Mr. Duffy’s address is 5679 Old Ranch Road, Sarasota, Florida 34241.  Includes 6,420,903 shares held of record by Pensco Trust Company Cust FBO Glenn E Duffy Roth IRA and 1,895,822 shares issuable upon exercise of warrants.  Mr. Duffy has been identified with other shareholders referred to in this report as the “Duffy Group”.  The Duffy Group beneficially owns 14,889,174, or 9.6%, which includes 6,420,903 shares held of record by Pensco Trust Company Cust FBO Glenn E Duffy Roth IRA, 4,161,325 shares held of record by Equity Trust Co Cust FBO Duane A Duffy Roth IRA, and 4,306,946 shares issuable upon exercise of warrants.

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
________________
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
_________________
(a)These debentures are unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey who was the President and a director of the Company until he resigned as President in 2000 and as a director in November 2003; Argus Resources, Inc., the president of which is Mr. Harvey; Judy Harvey who is Mr. Harvey’s spouse; and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $259,149 in cash as described more fully below. The remaining debenture, totaling Cdn$747,728, will mature in May 2011.

Lynne Martin Settlement

We entered into a Settlement Agreement with Lynne Martin regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of the Company until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and the second payment of $27,470.59 on March 18, 2011.

The Harvey Settlement

We entered into a Settlement Agreement with Marlowe and Judy Harvey and Argus Resources, Inc. regarding the following three debentures:

     1.   Judy Harvey                                                                    $2,038,840
     2.   Judy Harvey                                                                    $949,417
     3.   Argus Resources, Inc.                                                    $220,723

Marlowe Harvey was the President and a director of the Company until he resigned as President in 2000 and as a director in November 2003.  Mr. Harvey is the President of Argus Resources, Inc.  Judy Harvey is Mr. Harvey’s spouse. After the closing of this transaction, Mr. Harvey beneficially holds more than 5% percent of our outstanding shares.

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

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007, $119,500 in 2009, and $60,000 in 2010.  At May 31, 2009, the balance of the unpaid debenture was $105,500.  This debenture has subsequently been paid in full.

Debt

The Duffy Notes

On August 1, 2005, we issued a note payable (the “Duffy Note”) to a group of shareholders (the “Duffy Group”) for $807,650, in exchange for $681,000 originally accounted for as Share Capital, and interest accrued from the date of each cash infusion totaling $126,650.  The Duffy Group (Duane Duffy, Glenn Duffy, Luke Garvey and James Ober) are independent qualified investors and shareholders of Calais. The Duffy Note was secured by a trust deed on the Caribou Townsite and Mine.  The Duffy Note bore interest at 15.9% and was payable in two installments: the first due on October 31, 2005 for $166,000 and the remaining principal and interest due October 31, 2006.  In addition, in consideration for the financing of the note, the Duffy Group received warrants to purchase 1,000,000 shares of our common stock for $0.40 per share in August 2005.

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

We defaulted on the $75,000 payment due April 15, 2007.  The note was restructured again on December 31, 2007.  The principal balance of the note was set at $900,537, consisting of the principal balance established at March 26, 2007, plus additional late fees and interest.  The maturity date was extended to April 1, 2008.    Warrants to purchase 1,000,000 shares of stock at $0.40 per share, expiring April 14, 2011, and warrants to purchase 875,000 shares of stock at $0.25, expiring March 15, 2012, owned by the Duffy Group, were modified, with the exercise price set at $0.25 and the expiration date extended to January 1, 2020.

The note was restructured again on March 31, 2008.  The principal balance of the note was set at $948,397 consisting of the principal balance established at December 31, 2007 plus interest.  The payment terms specified an initial payment of $100,000 and five monthly payments of $50,000 each beginning May 1, 2008.  The remaining principal and interest were due October 1, 2008.  We issued to the Duffy Group 1,185,496 shares of common stock at $0.13 per share and warrants to purchase 1,185,496 shares of common stock at $0.12 per share, expiring April 1, 2013.

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

Debt Restructure

On February 1, 2010, we, Elkhorn and Brigus entered into a purchase agreement which provided for the assignment to Brigus of principal, accrued interest and penalties owed to MFPI Partners, LLC (“MFPI”) in connection with the mortgage note of $7,755,622, principal and accrued interest in the amount of $386,653 owed in connection with the Congo Chief Note, and $1,458,582 owed to MFPI Capital Partners, LLC. On February 19, 2010, the Duffy Group entered into an agreement with Brigus and us whereby the Duffy Group received 10,306,790 shares of Calais common stock in exchange for the forgiveness of $453,347 in our debt to Duffy, the assignment to Brigus of the remaining balance of $653,021 owed by us, and the assignment by the Duffy Group of its right to title and interest to the “Caribou” loan property to Brigus. The terms of the agreement allowed for additional consideration to be conveyed to the Duffy group from Brigus, in consideration for the consummation of the transaction.

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011. On January 15, 2011, we received a forbearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011. As of May 31, 2010, interest of $269,691 had been accrued on this note.

At the time of the Brigus transaction, our current R. David Russell, our current Chairman, CEO and a director of the Company, was President and CEO of Apollo Gold Corporation, a predecessor of Brigus.  Mr. Russell also beneficially owns approximately 3.9% of our outstanding common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Shareholder Note

In connection with an Exploration Agreement dated December 31, 2008 (the “Exploration Agreement”) between the Company and DRDMJ, LLC, a company owned and controlled by R. David Russell, on December 20, 2008, the Company issued a one-year note payable to R. David Russell, who at the time was a shareholder of the Company and is currently the Company’s Chief Executive Officer and Chairman of the Board, in the amount of $405,410 in consideration for cash of approximately $300,000. The cash was to be used for development at the Cross Gold mine with ore processing at the Gold Hill mine.  In August 2009 the Company defaulted on its agreement with Mr.

Russell and issued 5,067,650 shares of our common stock valued at $861,501 as consideration for our default on the Exploration Agreement and recorded losses of $456,905 in connection with this.

Stock

On numerous occasions, we sold common stock to then-related parties, including our current Chief Executive Officer, R. David Russell.

On July 1, 2005 we sold 750,000 common share units to R. David Russell for proceeds of $150,000.  Each unit consisted of one share of our common stock and one warrant to purchase shares of our common stock at $0.25 per share. The warrants expired in June 2010.

On November 30, 2007 we sold 6,450,000 common share units to R. David Russell and parties related to him to him for proceeds of $516,000.  Each unit consisted of one share of our common stock and one warrant to purchase shares of our common stock at $0.12 per share.  The warrants expire in November 2012.

On February 8, 2008 and again on March 24, 2008 we sold a total of 1,375,000 common share units to R. David Russell and parties related to him for proceeds of $110,000.  Each unit consisted of one share of our common stock and one warrant to purchase shares of our common stock at $0.12 per share. The warrants expire in February and March 2013.

On April 26, 2010 we sold 100,000 shares of our common stock to R. David Russell for proceeds of $5,000.

On August 24, 2010, we sold 650,000 shares of our common stock to the wife of R. David Russell for proceeds of $52,000.

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

Fees paid to our auditors during the fiscal years ended May 31, 2005 through May 31, 2009 are as follows:

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

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee.  The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors during the fiscal years ended May 31, 2005 through May 31, 2009 were pre-approved by the Board.

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

PART IV

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

10.02
Option Agreement, dated November 29, 2005, by and between the Broadway Group, Calim Private Equity, LLC and Mendel Blumenfeld, LLP related to the purchase and sale of the Broadway Loan Agreement dated August 1, 2003 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.03
Allonge to Promissory Note dated December 15, 2005, related to the increase in principal amount payable under Loan Agreement with MFPI Partners, LLC. (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

Exhibit Number	Title
10.04
Second Allonge to Promissory Note dated December 15, 2006, related to the increase in principal amount payable under Loan Agreement with MFPI Partners, LLC. (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.05	Letter Agreement with Calim Private Equity, LLC dated September 22, 2005 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
10.06	Letter Agreement with MFPI Partners, LLC dated July 27, 2006 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
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

10.17
Further Extension and Restatement of Purchase Option Agreement between Calais Resources Inc., Panama Mining of Golden Cycle and Golden Cycle of Panama Mining dated September 15, 2005 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

Exhibit Number	Title
10.18
Note payable between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated August 1, 2005 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.19
Grace Period Letter between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated March 13, 2007 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.20
Note and Trust Deed Modification Agreement between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated December 21, 2007 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.21
Note and Trust Deed Modification Agreement between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated June 12, 2008 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.22+
Note and Trust Deed Modification Agreement of August 2008 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated August 22, 2008.

10.23+
Note and Trust Deed Modification Agreement of January 2009 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated January 22, 2009.

10.24+	Note and Trust Deed Modification Agreement of May 2009 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated May 26, 2009.
10.25
Promissory Note between MFPI Partners, LLC and Calais Resources Inc. for purchase of Congo Chief, dated December 16, 2005 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.26
Vacant Land Contract to Buy and Sell Real Estate dated September 21, 2005 related to Congo Chief (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.27
Amendment and Extension Agreement by and between Calais Resources Inc. and the Estate of John W. Snyder, dated November 10, 2005 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.28*	Deed of Trust from Calais Resources Inc. to MFPI Partners, LLC dated December 16, 2005.
10.29
Endorsement to Promissory Note transferring rights to Apollo Gold, Inc. from Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.30
Assignment of Loan Property by Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober, and Calais Resources Inc., Calais Resources Colorado, Inc. f/b/o Apollo gold, Inc. dated March 12, 2010 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.31
Purchase Agreement by and among Apollo Gold Corporation, Calais Resources Colorado, Inc. Calais Resources Inc. and Duane A. Duffy, Glenn, E. Duffy, Luke Garvey and James Ober dated March 12, 2010 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

Exhibit Number	Title
10.32
Promissory Note between Calais Resources Inc. and Walsh Environmental Scientists and Engineers, LLC dated March 23, 2009 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.33
Stock Pledge Agreement by and between Walsh Environmental Scientists and Engineers, LLC and Calais Resources Inc. dated March 23, 2009 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.34
Agreement by Calais Resources Colorado Inc. to Purchase Perpetual Independent Royalty Interest from Tusco, Incorporated dated June 1, 1988 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.35
Purchase Documents related to acquisition of land by Calais Resources Colorado, Inc. from John Spencer Folawn (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.36	Bill of Sale related to Stringtown Mill (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
10.37
Purchase Agreement by and among Elkhorn Goldfields, LLC, Calais Resources Inc., Calais Resources Colorado, Inc. and Apollo Gold, Inc. made as of February 1, 2010 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.38+	Forbearance Agreement dated as of January 15, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc.
10.39
Exploration Agreement dated as of December 31, 2008 between Calais Resources Colorado, Inc. and DRDMJ, LLC. (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.40
Letter re: Payment of Promissory Note dated August 20, 2009 between Calais Resources Colorado, Inc. and R. David Russell (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.41
Settlement Agreement for Certain Debentures dated December 10, 2010 by and among Calais Resources Inc., Marlowe and Judy Harvey and Argus Resources Inc (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.50#	Employment Agreement with Thomas S. Hendricks, dated July 12, 2006 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
10.51#	Employment Agreement with David K. Young, dated July 5, 2006 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
10.52#
Settlement and Release Agreement by and among Calais Resources Inc., Thomas S. Hendricks, and Matthew C. Witt dated March 31, 2005 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.53#
Settlement Agreement by and between Calais Resources Inc. and Matt Witt dated October 28, 2010 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.54#
Settlement Agreement by and between Calais Resources Inc. and David Young dated October 27, 2010 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.55+	Promissory Note dated February 1, 2010 between Calais Resources Inc., Calais Resources Colorado, Inc. and Apollo Gold Corporation.

Exhibit Number	Title
10.56
Extension Agreement dated as of June 8, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the Company’s Form 8-K dated

14+	Code of Business Conduct and Ethics
21	List of subsidiaries (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
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

+ - Filed herewith.
# - Compensatory arrangement.
* - To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALAIS RESOURCES INC.

Date: June 10, 2011	By:	/s/ R. David Russell
R. David Russell
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

June 10, 2011	R. David Russell Chief Executive Officer and Chairman of the Board	/s/ R. David Russell

June 10, 2011	David K. Young President, Chief Operating Officer and Director (Principal Executive Officer and Principal Financial Officer)	/s/ David K. Young

June 10, 2011	Thomas S. Hendricks Vice President of Exploration and Corporate Development, and Director	/s/ Thomas S. Hendricks

June 10, 2011	Art Daher Director	/s/ Art Daher

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)

INDEX TO THE FINANCIAL STATEMENTS

Description	Page Number
Report of the Independent Registered Public Accounting Firm	78
Consolidated Balance Sheets as of May 31, 2009 and 2008	79
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended May 31, 2009 and 2008, and for the period from December 30, 1986 (inception) through May 31, 2009.	80
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from December 30, 1986 (inception) to May 31, 2009	81
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2009 and 2008, and for the period from December 30, 1986 (inception) through May 31, 2009.	86
Notes to the Consolidated Financial Statements	88

[STARK SCHENKEIN, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Calais Resources Inc.

We have audited the accompanying consolidated balance sheets of Calais Resources Inc. (an exploration stage Company) as of May 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (December 30, 1986) to May 31, 2004, were audited by other auditors whose report expressed an unqualified opinion and included a going concern paragraph on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calais Resources Inc. as of May 31, 2009 and 2008, the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ StarkSchenkein, LLP

Denver, Colorado
June 10, 2011

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of May 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$-	$15,555
Prepaid expenses and other assets	12,437	49,505
Total current assets	12,437	65,060

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Mineral interests	-	495,573
Total assets	$87,837	$636,033

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,490,622	$1,652,998
Convertible debentures - employee	105,500	175,000
Notes payable and accrued interest	8,814,925	8,160,717
Note payable - shareholders	1,160,356	780,240
Total current liabilities	12,571,403	10,768,955

Royalty interest	150,000	150,000
Convertible debentures	4,644,900	5,110,759
Convertible debentures - related party	-	50,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	17,416,303	16,129,714

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 50,992,802, and 46,866,802 shares issued and outstanding as of May 31, 2009 and 2008, respectively	26,541,417	25,926,355
Deficit accumulated during the exploration stage	(42,656,319)	(39,740,613)
Accumulated other comprehensive loss	(1,213,564)	(1,679,423)
Total Shareholders' Deficit	(17,328,466)	(15,493,681)

Total Liabilities and Shareholders' Deficit	$87,837	$636,033

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED MAY 31, 2009 AND 2008, AND FOR THE PERIOD FROM
DECEMBER 20, 1986 (inception) THROUGH MAY 31, 2009

			December 30, 1986
	For the years ended May 31,		(inception) through
	2009	2008	May 31, 2009

Expenses
General and administrative expense	$1,013,858	$1,374,817	$9,103,717
Exploration and business development expenses	61,979	107,164	12,153,326
Depreciation and amortization expense	-	-	202,403
Total operating expenses	1,075,837	1,481,981	21,459,446

Other (income) and expenses
Loss on impairment	495,573	-	9,808,572
(Gain) on settlement of debts	(5,184)	30,000	(147,408)
Interest and financing fees	1,351,038	1,399,232	11,645,797
Other (income) expense	(1,558)	(5,128)	(110,088)
Total other income and expenses	1,839,869	1,424,104	21,196,873

Loss before income taxes	(2,915,706)	(2,906,085)	(42,656,319)
Income tax expense (benefit)	-	-	-
Net loss	$(2,915,706)	$(2,906,085)	$(42,656,319)

Other comprehensive loss (income) - foreign currency translation adjustments	(465,859)	386,779	1,213,564
Comprehensive loss	$(2,449,847)	$(3,292,864)	$(43,869,883)

Basic and diluted weighted-average number of common shares outstanding	50,469,135	45,833,846

Basic and diluted net loss per common share	$(0.06)	$(0.06)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND
OTHER COMPREHENSIVE INCOME (LOSS)
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2009

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

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		December 30, 1986 (Inception) through
	2009	2008	May 31, 2009
Cash flows from operating activities:
Net loss	$(2,915,706)	$(2,906,085)	(42,656,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	-	-	200,736
Non-cash interest expense	1,149,673	1,039,026	10,164,713
Loss on impairment of mineral properties	495,573	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	-	(54,544)
Common shares issued for services	-	90,000	601,349
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	153,754	308,761
Losses (gains) recognized in connection with debt settlement	(5,184)	30,000	142,488
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	-	-
Loss on foreign exchange	-	-	318,770
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	37,068	(24,331)	(55,725)
Increase (decrease) in accounts payable and other current liabilities	667,506	267,780	1,997,379
(Increase) decrease in other operating assets and liabilities	147,762	(82,934)	(33,967)

Net cash (used in) operating activities	(423,308)	(1,432,790)	(7,314,753)

Cash flows from investing activities:

Purchase of mineral properties & equipment	-	-	(17,449,192)
Dispositions of equipment	-	-	161,352
Net additions to equipment	-	-	(167,929)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	-	-	(17,867,893)

See accompanying notes to consolidated financial statements

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,		December 30, 1986 (Inception) through
2009	2008	May 31, 2009

Cash flows from financing activities:
Proceeds from sale of common shares	$248,400	$1,258,900	$18,535,079
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings on long term-debt	-	334,084	6,776,082
Proceeds from borrowings on shareholder note	282,000	-	282,000
Repayments of long term debt	(3,147)	(144,639)	(1,910,748)
Repayments of debt - convertible debentures	(119,500)	-	(160,926)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415

Net cash provided by financing activities	407,753	1,448,345	24,246,383

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	(15,555)	15,555	-
Cash at beginning of period	15,555	-	-
Cash at end of period	$-	$15,555	$-

Supplemental Cash Flow Information
Interest expense paid in cash	$201,365	$206,452	$1,188,233
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$213,788	$246,482	$566,521
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$153,233	$154,114	$957,515
Common shares issued for acquisition of property	$-	$32,500	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to consolidated financial statements

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

Through May 9, 2011 we had not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-QSB for the quarter ended August 31, 2004.  Subsequent to our filing on May 9, 2011 we continue to complete and file with the SEC our financial statements for all periods, so as to bring the Company current with respect to its reporting requirements..

Our activities to date have primarily consisted of raising capital and acquiring and exploring our mining interests.  We have had no significant revenue in our history.  Accordingly, we are considered to be in the exploration stage.

Our fiscal year end is May 31st.  Through May 31, 2004, we reported our financial information using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) using the Canadian dollar as our functional and reporting currency.  During the fiscal year ended May 31, 2005, we changed our reporting basis to “U.S. GAAP” and our functional and reporting currency to the United States dollar (“U.S. dollar”).  This change was made for several reasons, including the following: (1) substantially all of our assets and employees are now located in the United States; (2) substantially all of our labor, materials and other costs are now denominated in the U.S. dollar; and (3) our recent financing transactions, including both lending activities and cash infusions in exchange for equity, have been denominated in the U.S. dollar and have involved parties and investors located in the United States.  Accordingly, historical financial information included in this Annual Report on Form 10-K has been restated using U.S. GAAP with a functional and reporting currency of the U.S. dollar, unless otherwise noted.  All references herein to “$” and “US$” refer to U.S. dollars, unless otherwise indicated.  Unless otherwise specified, all dollar amounts are expressed in U.S. dollars.  All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated.

NOTE 2 - LIQUIDITY

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $42,656,319, as of May 31, 2009.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception through May 31, 2009, we have raised $19,398,494 through the sale of equity securities and $7,058,082 through the issuance of debt instruments which has been used primarily to provide operating funds, repay long term debt  acquire mineral interests and property and equipment.  Subsequent to May 31, 2009, we have acquired an additional $3,472,400 in financing (Note 13).  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Notes Receivable

We have recorded notes receivable as of May 31, 2009 and 2008.  It is our policy to review the notes for collectability on a periodic basis or when there has been a significant change in circumstances that might impact the collectability of the notes. As of May 31, 2009 and 2008 we have not recorded any allowance for notes receivable and we believe these amounts to be fully collectible.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

During the fiscal year ended May 31, 2009, we experienced financial difficulties due to the global economic downturn. During this downturn, the price of gold declined and the U.S. credit markets tightened, significantly lessening the availability of business financing. We continued to produce net operating losses and negative cash flow during this time, ending the 2009 fiscal year with a net negative cash

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

balance. Accordingly, we performed an impairment analysis and, as a result of that analysis, recognized an impairment of approximately $0.5 million, constituting all of our mineral interests at the time, in recognition of the fact that future cash flows were not likely given then-current facts and circumstances.

Asset Retirement and Environmental Obligations

We are subject to certain environmental and regulatory obligations which will require us to restore our mine properties after mining has been completed or, in the case of environmental remediation obligations, at the request of local, state, or federal environmental authorities.  The fair value of a liability for an asset retirement obligation is recognized as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made, with an offsetting increase in the carrying value of the asset.  The asset retirement obligation is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the asset retirement obligation is measured using expected future cash flow discounted at our credit-adjusted, risk-free interest rate.  During the fiscal years ended May 31, 2009 and 2008, we did not recognize an asset retirement obligation related to our properties as we have not engaged in any activities which would have disturbed the initial state of the property.

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

Royalty Interest

We have recorded liabilities related to our purchase of perpetual independent royalty interests in our Caribou property as royalty interests (Note 4).  These amounts are payable at any time no later than twenty years from the initial purchase date April 12, 2008.

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate of short-term maturity of these financial instruments.  Fair values of assets and liabilities measured on a recurring basis as of May 31, 2009 included notes receivable, convertible debentures, notes payable, common stock issuable and long-term debt.  The reported amounts approximated fair value as of the balance sheet date.

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

Net Loss Per Common Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying stock options and warrants outstanding as of May 31, 2009 and 2008 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

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

In December 2004, the Financial Accounting Standards Board “FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”), which was a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  These standards were subsequently codified under ASC Topic 718, Share Based Compensation.  The standards required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  The provisions of these accounting rules were effective for all registrants as of the first fiscal year beginning after June 15, 2005; however, we adopted these standards effective for all reporting periods subsequent to June 1, 2004.

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

NOTE 4 – MINERAL INTERESTS

As of May 31, 2009 and 2008, respectively, our mineral properties are carried at $nil and $495,573. We review and evaluate long-lived assets for impairment at least on an annual basis or when there has been a significant change in circumstance.  The analyses performed during the periods presented resulted in the recognition of impairment expense of $495,573 and $nil during the fiscal years ended May 31, 2009 and 2008, respectively. Since our inception we have recorded impairment expense of $9,808,572.

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

(a) Colorado

Calais owns or controls 129 patented claims (consolidating separate interests in the same claim as a single claim) and 105 unpatented mineral claims in a 3.5 square mile area, which comprise the Consolidated Caribou District. In general, these claims can be classified as:

•
The Calais Patented Claims, which comprise the Caribou and Cross Projects. These claims include most of the currently disturbed and proposed development property at the Cross Mine (which is an underground mine). Calais owns the mineral rights to all these claims; and

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

•
The Caribou Property (Upper) Claims represent the majority of the Consolidated Caribou District land holdings. Aardvark Agencies, Inc. (“AAI”) is the “nominee owner” of a portion of the claims, which comprise the Caribou Property. As “nominee owner”, AAI holds record title to the parcel, however Calais retains the right to occupy, explore, mine, develop, build, and/or re-acquire the property.  AAI is controlled by Marlowe Harvey, a former officer, director and significant shareholder of the Company. Following a series of transactions between AAI, Mr. Harvey, Calais, and Mr. Hendricks, which resulted in litigation brought by Mr. Hendricks against Mr. Harvey,  AAI, Mr. Hendricks and Calais entered into a mutual release and settlement agreement effective July 18, 2000.  This agreement, which was modified in 2004, provides that we have the right to reacquire the claims held by AAI for a debenture (which we have already paid to AAI) and for a payment from Calais to AAI of “a cash amount equal to pay the capital gains triggered by the transfer” to Calais (which his ultimately deducted from the debenture).  In March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011, but can be extended for an additional ten years if AAI’s right to convert the debenture is extended as well) to repurchase the interest of AAI in the Caribou prospect, including the payment of approximately $750,000 for the reacquisition, and AAI’s right to convert that debenture before it is paid.  That agreement, also defined Calais’ right to borrow against, enter in and upon the mineral interests in the Caribou prospect owned by AAI, construct buildings and mines on those prospects, and remove and sell minerals from Caribou for Calais’ own account.

The majority of the mineral interests acquired in 1998 from Hendricks Mining Co. (“HMC”), or acquired prior to April 2003, are subject to net smelter return royalties of 2.0% in favor of the former shareholders of HMC.  The royalty grants now outstanding and of record are currently effective for a period of 20 years after the date of the grants, with expiration of the royalties beginning in January 2018 and ending in April 2018.  Certain of the royalty grants to the former HMC shareholders on non-patented claims are subject to a partial buyout option exercisable by us at any time during the term of the grants.  The buyout option gives us the right to buy out and retire 1% out of the 2% royalty grants (i.e., 50% of the outstanding grants) for an exercise price of $750,000. The royalty grants to the former HMC shareholders on the patented claims are subject to a repurchase of the 2% NSR at any time during the term for $1.5 million.

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

As a result of agreements entered into in the 2000 calendar year to provide financing to us, AAI, an entity controlled by a former officer and director of ours, owns a portion of the Caribou property. The parties clarified the earlier agreements in March 2004 and, as a result, we may repurchase (through August 31, 2011, with a possible ten-year extension) by repaying the $743,765 debenture (Note 7) that AAI holds (subject to the holder’s right to convert the debenture into our common stock in accordance with the terms of the debenture). During the period of time that AAI owns the property, we may enter upon the property, explore for minerals, use the Aardvark properties as collateral, and produce any minerals found for our own account. If we fail to exercise the option to reacquire the property interest held by AAI by August 31, 2011, the parties have agreed to extend the purchase option an additional ten years if we also extend the debenture held by Aardvark for the same period.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

NOTE 6 – DEBT

A summary of notes payable outstanding at May 31, is as follows:

	2009	2008
Current Portion
Note payable (“mortgage”)	$5,222,095	$5,222,095
Accrued interest (“mortgage”)	2,121,002	1,506,828
Note payable (“Calim”)	1,170,500	1,170,500
Note payable (“Congo Chief”)	259,892	261,294
Note payable – shareholders (“Duffy”)	823,636	780,240
Note payable – shareholders (“Russell”)	336,720	-
Other	41,436	-
Total Current Portion	$9,975,281	$8,940,957

Mortgage Loan

On August 1, 2003, we issued a note payable to Broadway Mortgage Corporation (“Broadway”) for $4,500,000, which bore interest at 12.9% annually and was due in full on July 31, 2005.  The note payable was secured by a first trust deed on the Caribou Town-site and Mine, owned jointly between us and Aardvark Agencies, Inc.  Cash proceeds from the note were $3,339,000 and non-cash proceeds representing prepaid interest on the note were $1,161,000.  In the event of default, a late fee penalty of 10% of the face value of the note was to be added to the principal amount of the note, and the note carried a default interest rate of 15%.  In consideration for financing of the note, we issued 8,181,818 shares of common stock to Broadway valued at $4,500,000 and incurred $286,104 in transaction closing costs.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

On July 31, 2005, we defaulted on our obligation to pay the note.  Under the terms of the amended note agreement, the principal amount increased $450,000 to $4,950,000 and we began to accrue interest at the 15% per annum default interest rate.

On December 15, 2005, MFPI Partners, LLC (“MFPI”) purchased the face value of the note of $4,950,000 and accrued interest and late fees of $272,095, as well as all assigned interests in the note from Broadway.  In addition, the note’s maturity was extended to December 15, 2006 and the default interest rate was reduced from 15% to 12.9% per annum.

On December 15, 2006, we and MFPI agreed to extend the maturity of the note to March 15, 2007.  As of March 16, 2007, we defaulted on the note agreement and remained in default until February 2010.

Subsequent to May 31, 2009,  in February 2010, all amounts outstanding including principal, accrued interest and accrued late fees totaling $7,755,622 payable to MFPI were paid in full as a component of the February 2010 debt restructure. (Note 13)

Calim Payable

In July 2006, the Company entered into an agreement with MFPI Capital Partners (“Calim”), which, among other provisions related to MFPI mortgage loan, provides for non-interest bearing cash advances.  During 2007, the Company received cash totaling $1,020,500 under this agreement.  During 2008, the Company received cash totaling $150,000 under this agreement.

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

On February 1, 2010, we repaid all past due amounts on the note of total principal and interest in the amount of $386,653 as a component of a debt restructuring. (Note 13)

The Duffy Notes

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

We defaulted on the $75,000 payment due April 15, 2007.  The note was restructured again on December 31, 2007.  The principal balance of the note was set at $900,537, consisting of the principal balance established at March 26, 2007, plus additional late fees and interest.  The maturity date was extended to April 1, 2008.  Warrants to purchase 1,000,000 shares of stock at $0.40 per share, expiring April 14, 2011 and 875,000 shares of stock at $0.25, expiring March 15, 2012, owned by the Duffy Group, were modified, with the exercise price set at $0.25 and the expiration date extended to January 1, 2020.  The modification of the warrants was valued at $93,089, and was recorded as interest expense in December 2007 (Note 9).

The note was restructured again on March 31, 2008.  The principal balance of the note was set at $948,397 consisting of the principal balance established at December 31, 2007 and interest.  The payment terms specified an initial payment of $100,000 and five monthly payments of $50,000 each beginning May 1, 2008.  The remaining principal and interest are due October 1, 2008.  We issued to the Duffy Group 1,185,496 shares of Common stock at $0.13 per share and warrants to purchase 1,185,496 shares of Common stock at $0.12 per share, expiring April 1, 2013.  The warrants were valued at $153,754, were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in April 2008 (Note 9).

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

In February 2010, in connection with the repayment of $435,347 in principal of the outstanding loan balance, the assignment of the right to title and interest to the loan property “Caribou,” as described above, to Brigus Gold Corp. (“Brigus”), and the assumption of $653,021 in outstanding principal and accrued interest by Brigus, the note holders received 10,306,790 shares of Common stock. (Note 13)

Shareholder Note

On December 20, 2008, the Company issued a one-year note payable to a shareholder, R. David Russell, in the amount of $405,410 in consideration for cash of approximately $282,000. The cash was granted to the Company pursuant to an exploration and development agreement wherein the proceeds were to be used for development at the Gold Hill mine. We recorded a debt discount in the amount of $123,410, which has been recorded as debt discount and accreted to interest expense over the term of the note. In August 2009 the Company defaulted on its agreement with Mr. Russell and issued 5,067,650 shares of our common stock valued at $861,501 as consideration for the default.  We have recorded an additional expense of $456,905 in connection with our default on this agreement (Note 9).

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

Future Maturities

As of May 31, 2009, all of our notes and debt payable were due before May 31, 2010.

NOTE 7 - DEBENTURES

A summary of convertible debentures outstanding at May 31 is as follows:

	2009	2008

Debentures (a)	$4,644,900	$5,110,759
Debentures (b)	105,500	225,000
Total debentures payable	$4,750,400	$5,335,759
Less: Current portion	(105,500)	(175,000)
Long-term portion	$4,644,900	$5,160,759

(a) These debentures are unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey who was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003; Argus Resources, Inc., the president of which is Mr. Harvey; Judy Harvey who is Mr. Harvey’s spouse; and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.  The debentures are denominated in Canadian dollars, as the debentures presented herein are in US dollars fluctuations in the debenture balances between periods relate to changes currency translation adjustments.

In December, 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $259,149 in cash (Note 13). The remaining debenture, totaling $743,765, matured on May 31 2011. We are currently in default related to the repayment of the principal. We are in discussion with the note holders with respect to reaching a settlement agreement. We anticipate that amounts owing related to this note will be settled in shares of our common stock.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007 and $119,500 in 2009. As of May 31, 2009 the unpaid balance on this debenture was $105,500. We repaid $60,000 of this balance in 2010 and the remaining $45,500 in 2011.

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

May 31, 2010	$75,345
May 31, 2011	75,793
May 31, 2012	76,248
May 31, 2013	76,711
May 31, 2014	88,966
Total	$393,063

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

NOTE 9 - SHAREHOLDERS’ DEFICIT

Common stock   -   We have an authorized unlimited number of common shares of our no par value common stock.  Common shares outstanding as of May 31 were as follows:

2009	2008
50,992,802	46,866,802

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

we issued 750,000 shares restricted common stock at to the purchaser in exchange for a note receivable in the amount of $60,000. In connection with this transaction, we have recorded a loss of $30,000, which represents the value as set for in the initial agreement and the value of the 750,000 shares of common stock as issued.

•
In April 2008, we issued units to the Duffy Group in connection with extension of notes. The units consisted of 1,185,496 shares of restricted common stock and warrants to purchase an equal number of common shares.  The common stock price was $0.13 per share and the warrants had an exercise price of $0.12 with an expiration date of April 2013.  The warrants were valued at $153,754 and have been charged to interest expense.

•
In April 2008, we issued 250,000 shares of restricted common stock as partial consideration for the purchase of a royalty interest.  The common stock price was $0.13 per share, we have valued this transaction at $32,500 and have been recorded as a component of our properties.

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

Warrants - The following stock purchase warrants were outstanding at May 31:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Number of Warrants Exercisable
Outstanding as of May 31, 2004	255,000	$0.50
Issued	1,200,000	$0.25
Expirations	(50,000)	$0.50
Exercised	-
Outstanding as of May 31, 2005	1,405,000	$0.33	1,405,000
Issued	4,125,000	$0.25
Expirations	(205,000)	$0.50
Exercised	-
Outstanding as of May 31, 2006	5,325,000	$0.27	5,325,000
Issued	5,032,955	$0.25
Expirations	(125,000)	$0.25
Exercised	-
Outstanding as of May 31, 20074	10,232,955	$0.26	10,232,955
Issued	16,921,746	$0.12
Expirations	(1,000,000)	$0.25
Exercised	-
Outstanding as of May 31, 2008	26,154,701	$0.17	26,154,701
Issued	5,376,450	$0.12
Expirations	(1,782,955)	$0.25
Exercised	-
Outstanding as of May 31, 2009	29,748,196	$0.16	29,748,196

•
Fiscal 2009 Transactions - During the year ended May 31, 2009, we issued 5,376,450 warrants to purchase our common shares at $0.12 per share. Of the warrant issuances during the period, 3,105,000 were issued in connection with unit sales, each unit consisting of one common share and one warrant. The warrants issued in connection with the unit sales expire in 2013. 2,271,450 warrants were issued in connection with the modification of terms of notes payable due to a related party, the warrants expire in 2013 and 2021. We have recorded a charge of $213,490 in interest expenses related to the issuance of these warrants.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

•
Fiscal 2008 Transactions - During the year ended May 31, 2008, we issued 16,921,746 warrants to purchase our common shares at $0.12 per share. Of the issuances during the period, 15,736,250 warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant. The warrants issued in connection with unit sales expire in 2012 and 2013. 1,185,496 warrants were issued in connection with the modification of notes payable due a related party and expire in 2013. We recorded a charge of $153,754 in interest expense relating to the issuance of these warrants.  In addition, we recorded $93,089 as a discount on notes payable related to the re-pricing and extension of the original Duffy warrants issued in August 2005.

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

The value of the warrants as discussed above was determined using the Black-Scholes model for pricing.  The following table represents the assumptions used in the Black-Scholes pricing model:

	2009	2008	2007	2006	2005
Expected Term	3 – 12 years	5 - 12 years	-	5 years	-
Risk free Interest Rate	1.39% - 2.79%	1.94% - 3.23%	-	4.09%	-
Expected Dividend Yield	None	None	-	None	-
Volatility	230.52% - 274.43%	269.77% - 284.73%	-	162.66%	-

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

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

A summary of the activity as of and for the years ended May 31, are as follows:

	Number of Shares		Weighted Average Exercise Price
Options Outstanding May 31, 2004	1,232,500			$3.34
Options Exercisable May 31, 2004	1,232,500			$3.34
Grants	-		$
Forfeits	-
Expirations	(82,500)			0.80
Options Outstanding May 31, 2005	1,150,000			$3.52
Grants	-
Forfeits	-
Expirations	(50,000)			$0.33
Options Outstanding May 31, 2006	1,100,000			$3.67
Options Exercisable May 31, 2006	1,100,000			$3.67
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2007	1,100,000			$3.67
Options Exercisable May 31, 2007	1,100,000			$3.67
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2008	1,100,000			$3.67
Options Exercisable May 31, 2008	1,100,000			$3.67
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2009	1,100,000			$3.67
Options Exercisable May 31, 2009	1,100,000	(a)		3.67

(a)	These options expired during the fiscal year ended May 31, 2010

We considered legacy pronouncement SFAS 123(R), which became effective as of the beginning of the first interim or annual reporting period that began subsequent to June 15, 2005 when assessing the impact of stock options granted prior to May 31, 2004. As all options were vested as of May 31, 2004, and there were no grants, modifications, repurchases, or other activity during the fiscal years ended May 31, 2009, 2008, 2007, 2006, or 2005, we have not adopted any of the three transition approaches as prescribed by SFAS 123(R).

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

Income tax expense (benefit) consists of the following for the fiscal years ended May 31:

	2009	2008
Current taxes	$-	$-
Deferred taxes	(975,635)	(1,018,156)
Less: valuation allowance	975,635	1,018,156
Net income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended May 31 due to the following (expressed as a percentage of pre-tax income):

	2009	2008
Federal taxes at statutory rate	35.00%	35.00%
State taxes, net of federal benefit	3.01%	3.01%
Permanent items	-0.02%	-0.02%
Alternative minimum tax	0.00%	0.00%
Valuation allowance	-36.50%	-36.50%
Expiring NOLs, change in tax rate and other adjustments	-1.49%	-1.49%
Effective income tax rate for continuing operations	0.00%	0.00%

As of May 31 the components of these temporary differences and the deferred tax asset were as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$11,183,678	$10,374,192
Stock grants	260,640	126,310
Debentures issued for compensation	40,101	85,523
Exploration costs	-	-
Accrued compensation	256,868	146,764
Other	135,255	80,517
Gross deferred tax assets	11,876,542	10,813,306

Deferred tax liabilities:
Financing fees	-	-
Other	-	-
Gross deferred tax liabilities	-	-
Net deferred tax assets before valuation allowance	11,876,542	10,813,306
Valuation allowance	(11,876,542)	(10,813,306)
Deferred tax assets (liabilities), net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and the level of uncertainty with respect to future taxable income over the periods in which the deferred tax assets are deductible,

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

a full valuation allowance has been provided.

As of May 31, 2009, and 2008 we had $31,953,000, and $29,707,000, respectively, in net operating loss carry-forwards available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire through 2029.

	Canada	US	Total
2011	$114,000	$-	$114,000
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	$4,239,523	$4,239,523
2019	-	$4,121,101	$4,121,101
2020	-	$660,237	$660,237
2021	-	$1,065,740	$1,065,740
2022	-	$964,039	$964,039
2023	-	$989,426	$989,426
2024	-	$7,927,626	$7,927,626
2025	-	$2,233,167	$2,233,167
2026	-	$2,410,718	$2,410,718
2027	-	$2,213,983	$2,213,983
2028	-	$2,881,440	$2,881,440
2029	-	$2,246,000	$2,246,000
	$114,000	$31,953,000	$32,067,000

We have not filed our federal income tax returns for 2005 through 2009.  Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities.  However, no tax expense will be recorded as a result of a full valuation allowance.

On June 1, 2007, we adopted the provisions of ASC Topic 740, regarding uncertainty in income taxes. Management has not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns, as noted above.

NOTE 12 – RELATED PARTY TRANSACTIONS

Wages and other Payables

Due to the financial difficulties we faced during the 2005 – 2009 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

	2009	2008
David K. Young (1)	$279,333	$160,416
Thomas Hendricks (2)	216,820	91,820
Matthew Witt (3)	127,750	127,750
	$623,903	$379,986

(1) David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  Subsequent to May 31, 2009, in January 2011, Mr. Young relinquished his CEO title and

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock (Note 13).

(2) Subsequent to May 31, 2009, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due. (Note 13).

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into subsequent to May 31, 2009 on October 28, 2010 by and between us and Mr. Witt.  Under this 2010 settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 13).

Debentures

The Canadian-dollar-denominated convertible debentures (Note 7) are owned by companies or persons related to a shareholder and former director.  These convertible debentures were subject to a settlement in December 2010 (Note 13).

The U.S. Debentures are owned by an officer/shareholder and are recognized as Convertible debentures – related party on our Consolidated Balance Sheets.

Debt

During the five fiscal years ended through May 31, 2009, we renegotiated on numerous occasions the terms of a note payable to Duffy (Note 6).  During several of these renegotiations, Duffy was issued shares and/or warrants as part of the settlement.

On February 1, 2011, certain of our debt was assumed by Brigus.  At the time, our current Executive Chairman and of the Board and CEO, R. David Russell, was President and CEO of Apollo Gold Group, a predecessor of Brigus.

NOTE 13   -   SUBSEQUENT EVENTS

We have evaluated all our activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

Debt Restructure

On February 1, 2010, we, Elkhorn Goldfields, LLC (“Elkhorn”), and Brigus entered into a purchase agreement which provided for the assignment to Brigus of principal, accrued interest and penalties owed to MFPI, in connection with the mortgage note of $7,755,622, principal and accrued interest in the amount of $386,653 owed in connection with the Congo Chief note, and $1,458,582 owed to MFPI Capital Partners. On February 19, 2010, the Duffy Group entered into an agreement with Brigus and us whereby the Duffy group received 10,306,790 shares of Calais common stock in exchange for the forgiveness of $453,347 of our debt to Duffy, the assignment to Brigus of the remaining balance of $653,021 owed by us, and the assignment by the Duffy Group of its right to title and interest to the “Caribou” loan property to Brigus. The terms of the agreement allowed for additional consideration to be conveyed to the Duffy group from a third party, Elkhorn, in consideration for the consummation of the transaction.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011.

On January 15, 2011, we received forbearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011.  On June 8, 2011, Brigus agreed to extend the June 30, 2011 date to October in exchange for the payment of $1,000,000 cash. The funds will be applied to accrued but unpaid interest on the debt.

In connection with the acquisition of our outstanding debt obligations, Brigus has a lien on our Caribou property.

Settlements

Since May 31, 2009, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  These efforts are ongoing.  Since May 31, 2009, we recognized net gains of $312,931 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we issued 4,370,420 shares of restricted stock related to these settlements.

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

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

Settlements

Subsequent to May 31, 2009 we continued to settle accrued liabilities and amounts outstanding with trade creditors current and former directors and officers of the Company. On October 27, 2010, we and Mr. David Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock.

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

Debt Restructure

On January 15, 2011, we announced an extension until June 30, 2011, of the forbearance period of our note payable in the amount of $10,253,878.  The original forbearance period for this note was scheduled to expire in February 2011.  On June 8, 2011, Brigus agreed to extend the June 30, 2011 date to October 31, 2011 upon payment of $1,000,000 by June 30, 2011. The funds will be applied to accrued but unpaid interest on the debt.

Shareholders’ Deficit

Common Stock Sales – Since May 31, 2009, we have issued a total of 99,232,184 shares of common stock.  Since May 31, 2009, we have issued 46,846,370 shares of common stock for total cash proceeds of $3,472,400 and 52,385,814 shares of our common stock in connection with the settlement of debt and accrued liabilities, for services, and as payment for trade accounts payable as further below.

Subsequent to May 31, 2011 - Subsequent to May 31, 2011, we have issued 1,000,000 shares of our common stock at $0.20 per share to an accredited investor for net cash proceeds of $200,000.

Fiscal 2011 Transactions – During the fiscal year ending May 31, 2011, we have issued 72,946,844 shares of our common stock as follows:

•
In June 2010, we issued 9,500,000 shares of our common stock valued at $0.08 per share or $760,000 to our Directors as compensation for their services. These amounts had been previously accrued in our balance sheet as accrued salaries and wages.

•	In August 2010, we sold 650,000 shares of our common stock at $0.08 per share to the wife of our current Chief Executive Officer (“CEO”) for $52,000 as part of a private placement.
•	In June 2010, we issued 1,000,000 shares of our common stock at $0.05 per share for accounting services provided in May 2010 totaling $50,000.
•	In June and August 2010 we issued a total of 1,500,000 shares of our common stock at $0.05 per share in connection with the payment of $76,539 in accounts payable.
•	In September 2010, we issued 4,500,000 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $270,000.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

•	In October 2010 we issued 5,753,334 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $345,200.
•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him. We have recorded a gain in the amount of $227,042 in connection with this issuance. In addition we issued 2,000,000 shares of our common stock at $0.0762  to our former CFO in connection with the settlement of accrued liabilities owed to him in the amount of $152,468. We have not recorded any gain or loss in connection with this settlement.

•
In November 2010, we issued 1,066,666 shares of our common stock at $0.075 per share to accredited investors for net cash proceeds of $80,000. In addition we issued 17,651,667 shares of our common stock at $0.06 per share for net cash proceeds of $1,059,100.

•	In December 2010, we issued 9,550,368 shares of our common stock at $0.15 per share to accredited in connection with the settlement of four convertible debentures totaling $1,432,555.
•
In December 2010, we issued 536,666 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $32,200. In addition we issued 2,666,666 shares of our common stock at $0.08 per share to accredited investors for net cash proceeds of $200,000.

•	In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share in connection with fundraising and consulting services valued at $357,425.
•	In December 2010, we issued 100,000 shares of our common stock at $0.17 per share in connection with the settlement of previously accrued liabilities.
•	In January 2011 we issued 2,033,333 shares of our common stock valued at $0.17 per share in connection with fundraising and consulting services valued at $345,667
•	In January 2011, we issued 66,666 shares of our common stock at $0.06 per share to an accredited investor in for net cash proceeds of $4,000.
•	In February 2011, we issued 2,464,706 shares of our common stock at $0.17 per share to accredited investors for net cash proceeds of $300,000.
•	In March 2011, we issued 40,000 shares of our common stock at $0.06 per share to an accredited investor for net cash proceeds of $2,400.
•	In April 2011, we issued 1,000,000 shares of our common stock at $0.05 per share to an accredited investor for net cash proceeds of $50,000.
•	In May 2011 we issued 7,000,000 shares of our common stock at $0.10 per share to an accredited investor for net cash proceeds of $700,000.

Fiscal 2010 Transactions - During the year ended May 31, 2010 we issued 25,285,340 shares of our common stock as follows:

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
FISCAL YEARS ENDED MAY 31, 2009 AND 2008

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

Warrants – Since May 31, 2009, we have issued 9,450,000 warrants to purchase our common shares as discussed below.

•
Fiscal 2010 Transactions - During the year ended May 31, 2010, we issued 1,450,000 warrants to purchase our common shares at $0.20 expiring in 2012 and 2013. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

•
Fiscal 2011 Transactions – During the year ended May, 31, 2011 we issued 7,000,000 warrants to purchase our common shares at $0.12 expiring in May 2012. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

•
Subsequent to May 31, 2011 – In June 2011 we issued 500,000 shares to purchase our common stock at $0.30 per share. These warrants were issued in connection with the sale of 1,000,000 common stock units in June 2011 and expire in June 2012.