Form 10-K
period 2008-05-31
CALAIS RESOURCES INC
filed 2011-06-23
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 2008

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

As of June 22, 2011, the registrant had 150,184,754 shares of common stock outstanding.

Except for an annual reports for the fiscal years ended May 31, 2010 and 2009 filed May 9, 2011 and June 13, 2011, respectively, and the quarterly reports for the fiscal year ended May 31, 2011 filed May 20, 2011 through May 26, 2011, Calais Resources Inc. and its subsidiaries (together, the “Company,” “Calais,” “we,” and “us”) have not filed financial statements with the Securities and Exchange Commission (“SEC”) since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through February 28, 2008, and the quarterly reports for the fiscal years ended May 31, 2010 and 2009 and intends to file those reports with the SEC as soon as practicable.

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

All forward-looking statements speak only as of the date made.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.  Except for the financial statements contained in the Company’s Form 10-K reports for the fiscal years ended May 31, 2010 and 2009 and the three quarterly filings for the year ended May 31, 2011, the Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through February 28, 2008 and the quarterly filings for the fiscal years ended May 2010 and 2009, and intends to file those reports with the SEC as soon as practicable.

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

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006, and 2005, we incurred exploration and business development and general and administrative expenses as follows:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006 (unaudited)	2005 (unaudited)
Exploration and Business Development Expenses	$64,541	$61,979	$107,164	$80,263	$84,207	$334,658
General and Administrative Expenses	$1,060,289	$1,013,858	$1,374,817	$1,069,686	$860,332	$918,131

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

Employees

As of the end of our 2008 fiscal year, we had two full-time employees: David Young, our President and Chief Executive Officer, and Thomas Hendricks, our Vice President of Exploration and Corporate Development. We have used and continue to use independent contractors for our mineral operations and certain day-to-day business operations, as necessary.  In January 2011, R. David Russell was appointed to our Board of Directors and he was elected as the Chairman.  He also assumed the position of Chief Executive Officer. David Young remains the President of the Company and, in January 2011, was appointed the Chief Operating Officer.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2. PROPERTIES.

Executive Offices

As of May 31, 2008, and the date of this report, our U.S. corporate offices were located in Lakewood, Colorado. We currently lease approximately 200 square feet at a rate of $262 per month for our corporate offices on a month-to-month basis from a non-affiliated third party.

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

The Duffy Group’s security interests in the property against which the Duffy Note is secured were transferred to Brigus as part of the transaction.  Pursuant to the terms of the Duffy Purchase Agreement, Calais agreed to issue 10,306,790  common shares to the Duffy Group in payment of $435,347 of the outstanding balance of principal and accrued interest and fees of the Duffy Note (the “Calais Share Issuance”).  Immediately following the Calais Share Issuance, the outstanding balance of the Duffy Note (including accrued interest thereon) was $653,021.

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

In an Extension Agreement dated June 8, 2011, Brigus agreed to extend the forbearance period to October 31, 2011 in exchange for a cash payment of $1,000,000. The funds will be applied to accrued interest on the Notes.

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

	2009		2010		2011	2012	2013
Patented	$10,139	(1)	$10,518	(1)	$11,114	$11,114	$11,114
Unpatented	13,125		14,700		14,700	14,700	14,700
Royalties	10,500		18,000		18,000	18,000	18,000
Leases	4,200		5,200		5,200	5,200	6,200
Totals	$37,964		$48,418		$49,014	$49,014	$50,014
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

Past Exploration and Development

Because of working capital shortages, we performed limited exploration work on the Caribou project during the fiscal years ended May 31, 2005 through 2010.   The following table sets forth the amounts spent by the Company on exploration activities on the Caribou property during those fiscal years:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$37,465	$43,148	$71,039	$36,322	$23,967	$

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

These exploration programs mapped, sampled and diamond core drilled extensions to all known veins, discovered several new veins and indicated several areas of anomalous mineralization.  A total of 181 drill holes totaling 149,102ft (45,446m) were completed over ten years by seven different drill contractors.  The exploration work described above resulted in the delineation of anomalous gold mineralization located within at least 14 veins, each of which average 3ft (1m) in true thickness along 300ft (91m) of strike length and 350ft (107m) of down dip extent.

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

	2009	2010	2011	2012	2013
Patented	$557	$564	$571	$581	$591
Unpatented	23,000	25,760	25,760	26,198	26,643
Totals	$23,557	$26,324	$26,331	$26,779	$27,234

Ownership of Project claims is divided into two areas:

•	Manhattan South Project Area (MSPA). This areas consists of 28 patented claims and 127 unpatented claims; and
•	Manhattan North Project Area (MNPA). This area consists of 56 unpatented claims.

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

•
The 2000 Settlement Agreement provides for Calais Resources and Argus Resources to pay to NMMI and Jeff Kramer (an officer of NMMI) $300,000 total plus 5% interest (four $75,000 annual payments, the first payment at closing and a payment on each anniversary of closing).  This payment was to reimburse NMMI’s payment of the Anthony Selig Note paid by NMMI in June 1997.  Four $37,500 payments were made to Jeff Kramer and only two $37,500 payments were made to NMMI, as NMMI could not be located after the initial two payments were made; Calais made tender of the funds, but all correspondence was returned as un-deliverable.  Two contractual payments, totaling $75,000, have not been made to NMMI.  NMMI has no address and no living officers or directors have been located.  Calais has resolved to deposit the remaining payments totaling $75,000 with the District Court as part of a proposed curative action.  These amounts have not been paid and remain as accrued liabilities on our balance sheet.

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

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2005 through 2010 on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$27,076	$18,831	$36,125	$22,779	$27,702	$2,040

As of the fiscal years ended May 31, 2005 through May 31, 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006 (unaudited)	2005 (unaudited)
Mineral Interests	$-	$-	$-	$-	$-	$-
Furniture, Fixtures and Equipment	$-	$-	$-	$-	$-	$-

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

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2005 through 2010 on the Panama Prospect

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006 (unaudited)	2005 (unaudited)
Exploration Expenses	$-	$-	$-	$21,162	$35,538	$331,267

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

Holders of Common Equity

As of June 20, 2011, the number of stockholders of record was 443.

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
________
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
(e)
Issued in conjunction with the investor’s purchase of a mortgage owed by Calais to a third party.  Consideration was $514,070 in cash and $42,451 in accrued interest.  This investor received three types of warrants to purchase shares of common stock as indicated above, in addition to shares of common stock.

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

Except for an annual reports for the fiscal years ended May 31, 2010 and 2009 filed May 9, 2011 and June 13, 2011, respectively, and the quarterly reports for the fiscal year ended May 31, 2011 filed May 20, 2011 through May 26, 2011, the Company had not filed financial statements with the Securities and Exchange Commission (“SEC”) since filing its Form 10-QSB for the quarter ended August 31, 2004.  The Company is preparing additional quarterly and annual reports covering the periods from August 31, 2004 through February 28, 2008 and the quarterly filings for the fiscal years ended May 31, 2010 and 2009, and intends to file those reports with the SEC as soon as practicable. We have included certain information herein which exceeds the requirements of Regulation S-X with respect to disclosure to be included in a Form 10-K. We have included such information to give consideration to the periods for which we have not filed financial statements with the SEC and, therefore, have attempted to include information we believe is helpful to give an accurate representation of our operations and financial condition, including financial statements for the fiscal years ended May 31, 2008 and 2007.

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

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all of the six subsequent fiscal years from the fiscal year ended May 31, 2005 through the fiscal year ended May 31, 2010.  During the fiscal years ended May 31, 2008, 2007, 2006 and 2005, we generated net losses of $2.9 million, $2.3 million, $2.8 million (unaudited), and $4.4 million (unaudited), respectively, and did not generate revenue in any of these periods.  We ended the 2008 fiscal year with an accumulated deficit during the exploration stage of $39.7 million.

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

2009 Fiscal Year

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

2010 Fiscal Year

During the fiscal year ended May 31, 2010, we generated a net loss of $3.1 million.  The primary components of this loss were as follows:

General and administrative expense of $1.0 million which includes:

•
$0.7 million in wages and benefits expense, $325,000 of which related to officer salaries with the remaining amount arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008.

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

2011 Fiscal Year (nine months ended February 28, 2011) (unaudited)

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

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended May 31, 2008 and 2007, includes explanatory paragraphs that express substantial doubt or uncertainty regarding our ability to continue as a going concern.  Since inception, we have generated cumulative net losses of $39.7 million and we anticipate that we will experience losses in future periods.  Our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our current outstanding obligations or obtain additional funding, or both, and there are no assurances that either of these can occur in the foreseeable future or at all.

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2008, 2007, 2006, and 2005, we had working capital deficits of $10.7 million, $9.4 million, $2.3 million (unaudited), and $1.4 million (unaudited), respectively.

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

As of May 31, 2008, we had $15,555 in cash and cash equivalents, which was not sufficient to fund ongoing operations.  Net cash used in, or provided by, operating, investing and financing activities for the fiscal years ended May 31, 2008, 2007, 2006, and 2005 were as follows:

	Year Ended May 31,
	2008	2007	2006	2005
			(unaudited)	(unaudited)
Net cash used in operating activities	$(1,432,790)	$(845,282)	$(762,433)	$(1,042,392)
Net cash (used in) provided by investing activities	$-	$(33,117)	$5,033	$129,032
Net cash provided by financing activities	$1,448,345	$802,069	$832,978	$469,297

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

During the fiscal years ended May 31, 2008, 2007, 2006, and 2005, we have raised approximately $4.4 million through a number of private placement involving both debt and equity securities.  A summary of the capital infused into the Company is as follows:

	2008	2007	2006	2005	Total
			(unaudited)	(unaudited)
Duffy Group -
Secured note payable	$184,084	$-	$-	$241,000	$425,084
MFPI (“Mortgage) -
Secured note payable	-	-	258,489	-	258,489
Shareholder advances	150,000	1,020,500	-	-	1,170,500
Other private placements -
Units of common stock and
warrants in exchange for cash	1,258,900	50,000	970,000	245,000	2,523,900
Total capital raised	$1,592,984	$1,070,500	$1,228,489	$486,000	$4,377,973

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

Company restructured the Duffy note, which resulted in proceeds of $184,084 which were used to pay accrued interest on the note.

•	On December 16, 2005, the Company issued a note payable to MFPI Partners, LLC for $258,489, in exchange for the purchase of the Congo Chief Lode Mining Claim.
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

Capital raising activities - Other Private Placements of Units of Common Stock and Warrants

We issued units to a number of accredited investors, each unit consisting of one share of restricted common stock and a warrant to purchase one share of common stock.  From fiscal 2005 through 2008, the Company issued Units as follows:

	2008	2007	2006	2005	Total
			(unaudited)	(unaudited)
Cash consideration	$1,258,900	$50,000	$970,000	$245,000	$2,523,900
Number of Units	15,736,250	250,000	5,469,845	1,200,000	22,656,095
Unit price	$0.08	$0.20	$0.147-$0.20	$0.20-$0.25
Warrant exercise price	$0.12	$0.25	$0.25	$0.20-$0.25
Warrant expiration	11/12-04/13	12/07-12/10	06/10-01/20	02/10-03/10

During fiscal 2009, the Company issued 3,105,000 Units for total cash consideration of $248,400, with the Unit price being $0.08.  The warrants included in the Units, which are exercisable at $0.12 per share, expire at various dates from June 2013 to October 2013.

During fiscal 2010, the Company issued 3,150,000 Units for total cash consideration of $177,500, with the Unit prices ranging from $0.05 to $0.0625.  The warrants included in the Units, which are exercisable at $0.20 per share, expire at various dates from August 2012 to February 2013.

2011 Fiscal Year Liquidity Events

Cash and Cash Equivalents

At February 28, 2011, we had $775,615 in cash and cash equivalents.

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

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 debt payable through June 30, 2011.  This debt was originally due on February 1, 2011 and is secured by a lien on our Caribou property.  On June 8, 2011, Brigus agreed to extend the June 30, 2011 date to October 31, 2011 upon payment of $1,000,000.  Funds were remitted on or about June 15, 2011, and were applied to accrued interest on the outstanding balance.

Common Stock

Common Stock Sales – Since May 31, 2008, we have issued a total of 103,358,184 shares of common stock.  Since May 31, 2008, we have issued 49,951,370 shares of common stock for total cash proceeds of $3,720,800 and 53,406,814 shares of our common stock in connection with the settlement of debt and accrued liabilities, for services, and as payment for trade accounts payable as further below.

Subsequent to Fiscal 2011- Subsequent to May 31, 2011, we have issued 1,000,000 shares of our common stock at $0.20 per share to an accredited investor for net cash proceeds of $200,000.

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

Fiscal 2010 Transactions - During the year ended May 31, 2010, we issued 25,285,340 shares of our common stock as follows:

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

•
In August 2009, we issued units to the Duffy Group in connection with extension of Duffy notes.  The units consisted of 1,249,900 shares of restricted common stock and warrants to purchase an equal number of common shares.  The common stock price was $0.14 per share and the warrants had an exercise price of $0.12 with an expiration date of August 2021.  The warrants were valued at $174,985 and have been charged to interest expense.

•
In August 2009, we issued 511,000 shares of restricted common stock in connection with a settlement of a $42,436 note payable to Walsh Environmental Sciences. In connection with this settlement we have recorded a loss of $44,434.

•
In September 2009, we issued 5,067,650 shares of restricted common stock in connection with the settlement of a note payable due a shareholder related to our default on an exploration and development agreement, valued at $0.17 per share or $861,501. In connection with the issuance of these shares we have recorded a loss on default of the exploration agreement in the amount of $456,901.

•
In September 2009, we issued 1,000,000 shares of restricted Common stock in connection with a consulting agreement for investor relation services.  The Common stock price was $0.17 per share. We recognized the expense of $170,000 ratably over the term of the three month term of the agreement

•
In February 2010, we issued 10,306,790 shares of restricted common stock valued at $0.09 per share or $927,611 to the Duffy Group in connection with the restructuring of $1,088,367 of notes payable to Duffy Group.  The Duffy Group entered into an agreement with Brigus and Calais whereby the Duffy group received these shares for the forgiveness of $435,347 in debt, with the remaining balance of $653,021 owed, assigned to Brigus.  The Company recorded a gain on the settlement of the Duffy note of $155,779.

•
In May 2010, we issued 4,000,000 shares of restricted common stock to members of our board of directors as compensation, for the period of June 2006 through August 2009.  The common stock price was $0.09 per share.

Fiscal 2009 Transactions - During the year ended May 31, 2009, we issued 4,126,000 shares of our common stock as follows:

•
In June, July and October 2008, we raised $248,400 in cash from accredited investors for the sale of units, totaling 3,105,000 shares of restricted Common stock and warrants to purchase an equal number of common shares. The common stock price was $0.08 per share and the warrants had an exercise price of $0.12 per share with an expiration dates of June, July and October 2013.
•
In August 2008, we issued units to the Duffy Group in connection with extension of notes payable.  These units consisted of 1,021,000 shares of restricted common stock and warrants to purchase an equal number of common shares.  The warrants were valued at $150,939 were recorded as a charge to interest expense.  The common stock price was $0.15 per share and the warrants had an exercise price of $0.12 with an expiration date of August 2013.

Warrants – Since May 31, 2008, we have issued 14,326,450 warrants to purchase our common shares as discussed below.

Subsequent to May 31, 2011 – In June 2011 we issued 500,000 warrants to purchase our common stock at $0.30 per share. These warrants were issued in connection with the sale of 1,000,000 common stock units in June 2011 and expire in June 2012.

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

•
Fiscal 2009 Transactions – During the year ended May 31, 2009, we issued 5,376,450 warrants to purchase our common shares at $0.12 per share.  Of the warrant issuances during the period, 3,105,000 were issued in connection with unit sales, each unit consisting of one common share and one warrant.  The warrants issued in connection with the unit sales expire in 2013.  2,271,450 warrants were issued in connection with the modification of terms of notes payable due to a related party and these warrants expire in 2013 and 2021.  We have recorded a charge of $213,490 in interest expenses related to the issuance of these warrants.

Contractual Obligations

The following table summarizes aggregate information about our contractual cash obligations as of May 31, 2008 and the periods in which payments are due:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$8,940,957	$8,940,957	$-	$-	$-
Operating lease obligations	509,066	23,200	46,783	46,000	393,083
Royalties	150,000	-	-	-	150,000
Environmental remediation obligation	50,000	25,000	25,000	-	-
Total	$9,650,023	$8,989,157	$71,783	$46,000	$543,083

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

We acquired additional mining properties during the fiscal years ended May 31, 2006 and 2007.  During those fiscal years, we were able to secure some debt and equity financing and were actively exploring these properties.  As such, we have not recorded any impairment charges for the periods ended May 31, 2008 and 2007.

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

Mineral Properties

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  When facts and circumstances warrant, or at least once per fiscal year, we evaluate the carrying costs of these assets for impairment, as described previously.  Once proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method of the estimated life of the probably reserve.  Mineral property exploration costs are expensed as incurred.  Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.  As of May 31, 2008, we had not established any proven or probable reserves on our mineral properties and have incurred only acquisition and exploration costs.

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

Hein & Associates, LLP

On May 21, 2007, our board of directors recommended and approved the engagement of Hein & Associates LLP (“Hein”), as our independent registered public accounting firm commencing with our fiscal year ended May 31, 2005.  We engaged Hein on May 25, 2007.  Hein commenced work on the audit shortly thereafter but, during 2008, work was ceased because we did not have adequate financial resources available to us to prepare for audit procedures.  Accordingly, no audit of our financial statements was ever completed by Hein.  On October 18, 2010 (the “Hein Dismissal Date”), our Board of Directors determined to dismiss Hein & Associates, LLP.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2008, being the date of our most recently completed fiscal year end.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below.  In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including David K. Young (our functioning principal executive officer and principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2008.

As a result of our material weaknesses described below, management has concluded that, as of May 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at May 31, 2008:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table lists the names and ages of our directors, executive officers and key employees as of the date of this report. Except for R. David Russell, who was appointed as a director, Chief Executive Officer and Chairman effective January 15, 2011, all of officers and directors listed below were officers and/or directors of the Company on May 31, 2008.

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

The following table lists the names and ages of former directors, executive officers and key employees of the Company who served during the period from May 31, 2005 through May 31, 2008.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information about the remuneration of our executive officers during the fiscal years ended May 31, 2005 through May 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
David K. Young(1)	2005 2006 2007 2008	- 42,290 175,000 175,000	- - - -	- - - -	- - - -	- 42,290 175,000 175,000
Thomas Hendricks(2)	2005 2006 2007 2008	150,000 150,000 150,000 150,000	- - - -	- - - -	- - - -	150,000 150,000 150,000 150,000
Matthew Witt(3)	2005	130,000	-	-	-	130,000
Robert Akright(4)	2005 2006 2007	25,471 49,221 28,181	- - -	- - -	- - -	25,471 49,221 28,181
Art Daher(5)	2005 2006 2007 2008	- - - -	- - - -	- - - -	- - - -	- - - -

_______________________
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

Outstanding Equity Awards at Fiscal Year-End

All of the stock awards shown above in the Summary Compensation table were fully vested upon grant.  Accordingly, at May 31, 2008, there were no stock awards that had not vested.

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

The following table sets forth the compensation paid to members of our Board of Directors, who were not executive officers, during each fiscal year from May 31, 2005 through May 31, 2008.

Director Compensation
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. David Russell (1)	2006 2007 2008	- - -	30,000 30,000 30,000	- - -	- - -	- - -	- - -	30,000 30,000 30,000
Melvin Martin (2)	2005	-	-	-	-	-	-	-
___________________
(1)	Mr. Russell served as a director from July 2005 to August 2008. He was subsequently appointed as a director, Chairman and Chief Executive Officer on in January 2011.

(2)	Mr. Martin served as a director from 1992 until June 28, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

At May 31, 2008, there were outstanding options to purchase 1,100,000 common shares.  These options expired during the fiscal year ended May 31, 2010.

Beneficial Ownership

Set forth below is information regarding the beneficial ownership of our common stock, as of June 20, 2011 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to convertible instruments or warrants currently exercisable or exercisable within 60 days of June 20, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such instruments or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Ownership Information

Beneficial Owner & Address	Number of Shares Beneficially Owned as of June 20, 2011(1)	Percent of Class(2)
R. David Russell(3)	11,715,650	7.7%
David K. Young	6,270,420	4.2%
Thomas Hendricks(4)	4,785,667	3.2%
Art Daher(5)	2,340,450	1.6%
Officers and Directors as a group (4 persons)(6)	25,112,187	16.6%
Marlowe and Judy Harvey(7)	9,550,368	6.4%
Glenn Duffy(8)	8,316,725	5.5%
____________
(1)
To the best of the Company’s knowledge, none of the shares listed for these officers and directors has been pledged as security.  Except for Glenn Duffy, the address of those listed is c/o Calais Resources Inc., P.O. Box 653, 4415 Caribou Road, Nederland, Colorado 80466.

(2)
If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days following June 20, 2011, we treat the shares of common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. We do not consider those shares to be outstanding when we calculate the percentage ownership of any other stockholder.

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

______________
(1)  David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  In January 2011, Mr. Young relinquished his CEO title and was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock valued at $0.10 per share or $227,042.  See also “Item 11. Executive Compensation – Employment and Compensation Arrangements.”

(2)  Subsequent to May 31, 2010, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due.  See also “Item 11. Executive Compensation – Employment and Compensation Arrangements.”

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, Thomas Hendricks (an officer and director of the Company) and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into on October 28, 2010 (the “October Settlement”) by and between us and Mr. Witt.  Under the October Settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock valued at $0.762 per share or $152,468 and $25,000 in cash. These shares were issued and cash released in November 2010.

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
____________
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

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock valued at $0.15 per share or $1,432,555 and in exchange for $259,149 in cash as described more fully below. The remaining debenture, totaling Cdn$747,728, will mature in May 2011.

Lynne Martin Settlement

We entered into a Settlement Agreement with Lynne Martin regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of the Company until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and the second payment of $27,470 on March 18, 2011, On or about June 15, 2011 we made an additional payment of 28,347.

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

We and Argus Resources agreed that Argus Resources would accept as full payment for its debenture 659,730 restricted shares of our common stock valued at $0.15 per share or $98,960.  The shares were issued on December 20, 2010.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  As of May 31, 2008 the unpaid balance of this debenture was $225,000.   We  repaid $119,500 in 2009, and $60,000 in 2010.  Subsequent to May 31, 2010 this debenture has been paid in full.

Debt

The Duffy Notes

On August 1, 2005, we issued a note payable (the “Duffy Note”) to a group of shareholders (the “Duffy Group”) for $807,650, in exchange for $681,000 originally accounted for as Share Capital, and interest accrued from the date of each cash infusion totaling $126,650.  The Duffy Group (Duane Duffy, Glenn Duffy, Luke Garvey and James Ober) are independent qualified investors and shareholders of Calais. The Duffy Note was secured by a trust deed on the Caribou Townsite and Mine.  The Duffy Note bore interest at 15.9% and was payable in two installments: the first due on October 31, 2005 for $166,000 and the remaining principal and interest due October 31, 2006.  In addition, in consideration for the financing of the note, the Duffy Group received warrants to purchase 1,000,000 shares of our common stock for $0.40 per share in August 2005. The warrants were valued at $105,890 and have been recorded as a debt discount.

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

The note was restructured on March 26, 2007.  The principal balance was set at $910,677, consisting of the original balance of the note, plus late fees and interest.  The payment terms specified an initial payment of $200,000 and payments of $75,000 per month until the note was repaid in full.  The interest rate was reset from the default rate of 24% to 15.9%.  We issued 500,000 shares of stock to the Duffy Group valued at $0.18 per share or $90,000 and extended the exercise date on warrants owned by the Duffy Group to purchase 875,000 shares of common stock from April 2008 to March 2012.

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

The note was restructured again on March 31, 2008.  The principal balance of the note was set at $948,397 consisting of the principal balance established at December 31, 2007 plus interest.  The payment terms specified an initial payment of $100,000 and five monthly payments of $50,000 each beginning May 1, 2008.  The remaining principal and interest were due October 1, 2008.  We issued to the Duffy Group 1,185,496 shares of common stock at $0.13 per share and warrants to purchase 1,185,496 shares of common stock at $0.12 per share, expiring April 1, 2013. The warrants were valued at $153,754 and have been recorded as a charge to interest expense.

In May 2008, as a result of the failure to pay scheduled interest payment in accordance with the March 31, 2008 loan modification, the note holders were issued 1,021,000 shares of common stock at $0.15 per share and warrants to purchase 1,021,000 shares of common stock at $0.12 per share expiring in August 2013. The warrants were valued at $150,939 and have been recorded as a charge to interest expense.

In May 2009, the note holders were issued 1,249,900 shares of common stock at $0.14 per share and warrants to purchase 1,249,900 shares of common stock at $0.12 per share expiring in May 2020 in connection with the execution of a trust deed modification. The warrants were valued at $62,490 and have been recorded as a charge to interest expense.

As a result of these transactions, the Duffy Group became holders of a significant percentage of the Company’s outstanding common stock.  See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Debt Restructure

On February 1, 2010, we, Elkhorn and Brigus entered into a purchase agreement which provided for the assignment to Brigus of principal, accrued interest and penalties owed to MFPI Partners, LLC (“MFPI”) in connection with the mortgage note of $7,755,622, principal and accrued interest in the amount of $386,653 owed in connection with the Congo Chief Note, and $1,458,582 owed to MFPI Capital Partners, LLC. On February 19, 2010, the Duffy Group entered into an agreement with Brigus and us whereby the Duffy Group received 10,306,790 shares of Calais common stock valued at $0.09 per share or $927,611 in exchange for the forgiveness of $453,347 in our debt to Duffy, the assignment to Brigus of the remaining balance of $653,021 owed by us, and the assignment by the Duffy

Group of its right to title and interest to the “Caribou” loan property to Brigus. The terms of the agreement allowed for additional consideration to be conveyed to the Duffy group from Brigus, in consideration for the consummation of the transaction.

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011. On January 15, 2011, we received a forbearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011.   On June 8, 2011, Brigus agreed to extend the June 30, 2011 date to October 31, 2011 in exchange for the payment of $1,000,000 cash.  The funds will be applied to accrued but unpaid interest on the debt.

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

Fees paid to our auditors during the fiscal years ended May 31, 2005 through May 31, 2008 are as follows:

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

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee.  The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors during the fiscal years ended May 31, 2005 through May 31, 2008 were pre-approved by the Board.

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

10.12	Right to Redeem and Re-Acquire Agreement dated July 20, 2000 between Aardvark Agencies, Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the original

Exhibit Number	Title
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

10.22
Note and Trust Deed Modification Agreement of August 2008 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated August 22, 2008 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).

10.23
Note and Trust Deed Modification Agreement of January 2009 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated January 22, 2009 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).

10.24
Note and Trust Deed Modification Agreement of May 2009 between Calais Resources Inc., Calais Resources, Colorado, Inc., Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey dated May 26, 2009 (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).

Exhibit Number	Title
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

10.38
Forbearance Agreement dated as of January 15, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).

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

10.55
Promissory Note dated February 1, 2010 between Calais Resources Inc., Calais Resources Colorado, Inc. and Apollo Gold Corporation (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).

10.56
Extension Agreement dated as of June 8, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the Company’s Form 8-K dated June 8, 2011 and filed June 10, 2011).

14	Code of Business Conduct and Ethics (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).
21	List of subsidiaries (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
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

CALAIS RESOURCES INC.

Date: June 23, 2011	By:	/s/ R. David Russell
R. David Russell
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature

R. David Russell
June 23, 2011	Chief Executive Officer and Chairman of the Board	/s/ R. David Russell

David K. Young
President, Chief Operating Officer and Director
(Principal Executive Officer and Principal
June 23, 2011	Financial Officer)	/s/ David K. Young

Thomas S. Hendricks
Vice President of Exploration and Corporate
June 23, 2011	Development, and Director	/s/ Thomas S. Hendricks

Art Daher
June 23, 2011	Director	/s/ Art Daher

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)

INDEX TO THE FINANCIAL STATEMENTS

Description	Page Number
Report of the Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of May 31, 2008 and 2007	80
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended May 31, 2008 and 2007, and for the period from December 30, 1986 (inception) through May 31, 2008.	81
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from December 30, 1986 (inception) to May 31, 2008	82
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2008 and 20078, and for the period from December 30, 1986 (inception) through May 31, 2008.	87
Notes to the Consolidated Financial Statements	89

[STARK SCHENKEIN, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Calais Resources, Inc.

We have audited the accompanying consolidated balance sheets of Calais Resources, Inc. (an exploration stage Company) as of May 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (December 30, 1986) to May 31, 2004, were audited by other auditors whose report expressed an unqualified opinion and included a going concern paragraph on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calais Resources, Inc. as of May 31, 2008 and 2007, the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ StarkSchenkein, LLP

Denver, Colorado
June 23, 2011

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS
	As of May 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$15,555	$-
Prepaid expenses and other assets	49,505	25,174
Total current assets	65,060	25,174

Restricted cash	15,400	15,400
Note receivable	60,000	-
Mineral interests	495,573	313,073
Total assets	$636,033	$353,647

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,652,998	$1,288,631
Convertible debentures - employee	175,000	125,000
Notes payable and accrued interest	8,160,717	7,403,302
Note payable - shareholders	780,240	645,909
Total current liabilities	10,768,955	9,462,842

Royalty interest	150,000	-
Convertible debentures	5,110,759	4,723,979
Convertible debentures - related party	50,000	100,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	16,129,714	14,336,821

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 46,866,802, and 28,945,056 shares issued and outstanding as of May 31, 2008 and 2007, respectively	25,926,355	24,143,998
Deficit accumulated during the exploration stage	(39,740,613)	(36,834,528)
Accumulated other comprehensive loss	(1,679,423)	(1,292,644)
Total Shareholders' Deficit	(15,493,681)	(13,983,174)

Total Liabilities and Shareholders' Deficit	$636,033	$353,647

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED MAY 31, 2008 AND 2007 AND FOR THE PERIOD FROM DECEMBER 20, 1986 (inception) THROUGH MAY 31, 2008

			December 30, 1986 (inception) through
	2008	2007	May 31, 2008

Expenses
General and administrative expense	$1,374,817	$1,069,686	$8,089,859
Exploration and business development expenses	107,164	80,263	12,081,347
Depreciation and amortization expense	-	-	202,403
Total operating expenses	1,481,981	1,149,949	20,383,609

Other (income) and expenses
Loss on impairment	-	-	9,312,999
(Gain) on settlement of debts	30,000	-	(142,224)
Interest and financing fees	1,399,232	1,105,017	10,294,759
Other (income) expense	(5,128)	557	(108,530)
Total other (income) and expenses	1,424,104	1,105,574	19,357,004

Loss before income taxes	(2,906,085)	(2,255,523)	(39,740,613)
Income tax expense (benefit)	-	-	-
Net loss	$(2,906,085)	$(2,255,523)	$(39,740,613)

Other comprehensive loss (income) - foreign currency translation adjustments	386,779	123,181	1,679,423
Comprehensive loss	$(3,292,864)	$(2,378,704)	$(41,420,036)

Basic and diluted weighted-average number of common shares outstanding	45,833,846	30,149,884

Basic and diluted net loss per common share	$(0.07)	$(0.08)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2008

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2008 (continued)

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

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2008 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 1998	9,093,518	$14,116,666	$(14,118,127)	$(9,379)	$(10,840)

Shares returned to Treasury	(22,039)	-			-
Shares issued for debt settlement @ $1.10 per share	180,125	198,172			198,172
Shares issued for acquisition of mineral interests @ $4.36 per share	80,364	350,716			350,716
Shares issued for acquisition of mineral interests @ $6.36 per share	288,750	1,836,190			1,836,190
Shares issued for acquisition of mineral interests @ $4.36 per share	10,000	43,641			43,641
Shares issed upon exercise of options @ $0.98 per share	25,000	24,571			24,571
Other comprehensive income (loss)				-	-
Net loss			(4,986,037)		(4,986,037)
Balance at May 31, 1999	9,655,718	16,569,956	(19,104,164)	(9,379)	(2,543,587)

Net loss			(1,546,541)		(1,546,541)
Balance at May 31, 2000	9,655,718	16,569,956	(20,650,705)	(9,379)	(4,090,128)

Shares issued under settlement for services @ $0.33 per share	100,000	33,006			33,006
Shares issed upon exercise of options @ $0.15 per share	100,000	11,002			11,002
Other comprehensive income (loss)				172,512	172,512
Net loss			(585,235)		(585,235)
Balance at May 31, 2001	9,855,718	16,613,964	(21,235,940)	163,133	(4,458,843)

Shares issued for debt settlement @ $0.22 per share	250,000	55,010			55,010
Shares issued under settlement for services @ $.22 per share	471,000	103,638			103,638
Shares issued for acquisition of mineral interests @ $0.22 per share	100,000	22,004			22,004
Other comprehensive income (loss)				(33,641)	(33,641)
Net loss			(732,152)		(732,152)
Balance at May 31, 2002	10,676,718	16,794,616	(21,968,092)	129,492	(5,043,984)

Shares issued for cash @ $1.14 per share	62,500	57,775			57,775
Shares issued for debt settlement @ $0.42 per share	67,500	28,458			28,458
Shares issued under settlement for services @ $0.40 per share	261,667	105,056			105,056
Shares issued for acquisition of mineral interests @ $0.60 per share	100,000	60,144			60,144
Shares issed upon exercise of options @ $0.33 per share	25,000	8,251			8,251
Warrants issued for services		150,832			150,832
Other comprehensive income (loss)				(411,846)	(411,846)
Net loss			(761,138)		(761,138)
Balance at May 31, 2003	11,193,385	$17,205,132	$(22,729,230)	$(282,354)	$(5,806,452)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2008 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 2003	11,193,385	$17,205,132	$(22,729,230)	$(282,354)	$(5,806,452)

Shares issued for cash @ $1.14 per share	80,000	91,493			91,493
Shares issued for cash @ $0.96 per share	125,000	120,618			120,618
Shares issued for financing @ $0.56 per share	8,181,818	4,606,309			4,606,309
Shares issued for services @ $1.67 per share	245,750	409,649			409,649
Shares issued for acquisition of mineral interests @ $1.80 per share	2,000	3,594			3,594
Shares issued upon exercise of warrants @ $0.82 per share	62,500	51,185			51,185
Shares issued upon exercise of options @ $0.33 per share	340,000	112,219			112,219
Shares issuable for subscriptions received	-	428,963			428,963
Shares cancelled previously issued for services @ $0.32 per share	(87,000)	(28,077)			(28,077)
Warrants cancelled previously issued for services		(150,831)			(150,831)
Other comprehensive income (loss)				(8,111)	(8,111)
Net Loss			(4,723,421)		(4,723,421)
Balance at May 31, 2004	20,143,453	22,850,254	(27,452,651)	(290,465)	(4,892,862)

Conversion of subscriptions received in prior periods to note payable	-	(440,000)			(440,000)
Cancellation of shares	(228,751)	-			-
Shares issued for cash @ $0.25 per share	100,000	25,000			25,000
Shares issued for cash @ $0.20 per share	1,100,000	220,000			220,000
Other comprehensive income (loss)				(314,290)	(314,290)
Net loss			(4,365,149)		(4,365,149)
Balance at May 31, 2005	21,114,702	22,655,254	(31,817,800)	(604,755)	(9,767,301)

Shares issued for cash @ $0.20 per share.	750,000	150,000			150,000
Shares issued for cash @ $0.20 per share	1,500,000	300,000			300,000
Shares issued for cash @ $0.20 per share	875,000	175,000			175,000
Shares issued for services @ $0.48 per share	93,649	44,951			44,951
Warrants issued		105,890			105,890
Other comprehensive income (loss)				(564,707)	(564,707)
Net loss			(2,761,205)		(2,761,205)
Balance at May 31, 2006	24,333,351	23,431,095	(34,579,005)	(1,169,462)	(12,317,372)

Shares issued for cash @$ 0.20 per share	250,000	50,000			50,000
Shares issued in conjunction with purchase of mortgage	3,782,955	556,590			556,590
Shares issued in connection with investor relations @ $0.27 per share	23,750	6,413			6,413
Shares issued in connection with trust deed modification @ $0.18 per share	500,000	90,000			90,000
Shares issued in connection with settlement agreement @ $0.18 per share	55,000	9,900			9,900
Other comprehensive income (loss)				(123,182)	(123,182)
Net loss			(2,255,523)		(2,255,523)
Balance at May 31, 2007	28,945,056	$24,143,998	$(36,834,528)	$(1,292,644)	$(13,983,174)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2008 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 2007	28,945,056	$24,143,998	$(36,834,528)	$(1,292,644)	$(13,983,174)

Shares issued for cash @ $.08 per share	7,775,000	622,000			622,000
Shares issued for cash @ $.08 per share	1,950,000	156,000			156,000
Shares issued for note receivable @ $0.12 per share	750,000	90,000			90,000
Shares issued for cash @$.08 per share	2,211,250	176,900			176,900
Shares issued for cash @$.08 per share	2,550,000	204,000			204,000
Shares issued for cash @$.08 per share	1,250,000	100,000			100,000
Shares issued for note payable restructure @ $ 0.13 per share	1,185,496	154,114			154,114
Shares issued for mineral interest and royalties	250,000	32,500			32,500
Warrants issued in connection with debt modification		93,089			93,089
Warrants issued in connection with debt modifciation		153,754			153,754
Other comprehensive income (loss)				(386,779)	(386,779)
Net loss			(2,906,085)		(2,906,085)

Balance at May 31, 2008	46,866,802	$25,926,355	$(39,740,613)	$(1,679,423)	$(15,493,681)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		December 30, 1986 (Inception) through
	2008	2007	May 31, 2008
Cash flows from operating activities:
Net loss	$(2,906,085)	$(2,255,523)	$(39,740,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	-	-	200,736
Non-cash interest expense	1,039,026	986,649	9,551,145
Loss on impairment of mineral properties	-	-	8,329,416
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	90,000	90,000
Common shares issued in connection with debt settlement	-	-	(54,544)
Common shares issued for services	90,000	6,413	601,349
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	153,754	-	308,761
Losses (gains) recognized in connection with debt settlement	30,000	-	147,672
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on foreign exchange	-	-	318,770
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(24,331)	(10,253)	(92,793)
Increase (decrease) in accounts payable and other current liabilities	267,780	200,925	1,329,873
(Increase) decrease in other operating assets and liabilities	(82,934)	136,507	(187,737)
Net cash (used in) operating activities	(1,432,790)	(845,282)	(6,361,348)

Cash flows from investing activities:

Purchase of mineral properties & equipment	-	(33,117)	(17,190,703)
Dispositions of equipment	-	-	161,352
Net additions to equipment	-	-	(167,929)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	-	(33,117)	(17,609,404)

See accompanying notes to consolidated financial statements

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		December 30, 1986 (Inception) through
	2008	2007	May 31, 2008
Cash flows from financing activities:
Proceeds from sale of common shares	$1,258,900	$50,000	$18,286,679
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings on long term-debt	334,084	1,020,500	6,333,509
Proceeds from borrowings on shareholder note	-	-	4,673
Repayments of long term debt	(144,639)	(243,431)	(2,258,287)
Repayments of debt - convertible debentures	-	(25,000)	(41,426)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415

Net cash provided by financing activities	1,448,345	802,069	23,050,044

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	15,555	(76,330)	15,555
Cash at beginning of period	-	76,330	-
Cash at end of period	$15,555	$-	$15,555

Supplemental Cash Flow Information
Interest expense paid in cash	$22,368	$28,367	$450,762
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$246,842	$-	$352,733
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$154,114	$566,221	$804,282
Common shares issued for acquisition of property	$32,500	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to consolidated financial statements

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Calais Resources, Inc. was incorporated under the laws of the Province of British Columbia, Canada, on December 30, 1986.  Calais Resources, Inc. and its subsidiaries (collectively with its subsidiaries, referred to herein as “Calais”, “we”, “us” or “our”) is currently in the process of exploring various mineral interests, primarily gold and silver.  We are headquartered in Colorado, and have mining interests principally in Colorado and Nevada.

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

Through May 9, 2011 we had not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-QSB for the quarter ended August 31, 2004.  Subsequent to our filing on May 9, 2011 we continue to complete and file with the SEC our financial statements for all periods, so as to bring the Company current with respect to its reporting requirements.

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

NOTE 2 - LIQUIDITY

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $39,740,613, as of May 31, 2008.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing. `Since inception through May 31, 2008, we have raised $19,150,094 through the sale of equity securities and $6,338,182 through the issuance of debt instruments which has been used primarily to provide operating funds, repay long term debt  acquire mineral interests and property and equipment.  Subsequent to May 31, 2008, we have acquired an additional $3,720,800 in financing (Note 13).  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Mineral Interests

We expense general prospecting costs and the costs of acquiring and exploring unevaluated mineral interests.  When a mineral interest is determined to have proven and probable reserves, subsequent exploration costs are capitalized to mineral interests.  For acquired mineral interests we capitalize land and when the acquisition includes proven and probable reserves, we capitalize other acquisition costs and subsequent development costs. When mineral interests are developed and operations commence, capitalized costs will be charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral interest, all capitalized costs relating to the specific property will be written off in the period abandoned or sold and a gain or loss is recognized. To date, we have not yet commenced our primary operations.

Notes Receivable

We have recorded notes receivable as of May 31, 2008. It is our policy to review the notes for collectability on a periodic basis or when there has been a significant change in circumstances that might impact the collectability of the notes. As of May 31, 2008, we have not recorded any allowance for notes receivable and we believe these amounts to be fully collectible.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

Asset Retirement and Environmental Obligations

We are subject to certain environmental and regulatory obligations which will require us to restore our mine properties after mining has been completed or, in the case of environmental remediation obligations, at the request of local, state, or federal environmental authorities.  The fair value of a liability for an asset retirement obligation is recognized as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made, with an offsetting increase in the carrying value of the asset.  The asset retirement obligation is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the asset retirement obligation is measured using expected future cash flow discounted at our credit-adjusted, risk-free interest rate.  During the fiscal years ended May 31, 2008 and 2007, we did not recognize an asset retirement obligation related to our properties as we have not engaged in any activities which would have disturbed the initial state of the property.

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

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate of short-term maturity of these financial instruments.  Fair values of assets and liabilities measured on a recurring basis as of May 31, 2008 included notes receivable, convertible debentures, notes payable, common stock issuable and long-term debt.  The reported amounts approximated fair value as of the balance sheet date.

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.  We have not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns.

Net Loss Per Common Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying stock options and warrants outstanding as of May 31, 2008 and 2007 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“FAS 123R”), which was a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”).  These standards were subsequently codified under ASC Topic 718, Share Based Compensation.  The standards required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  The provisions of these accounting rules were effective for all registrants as of the first fiscal year beginning after June 15, 2005; however, we adopted these standards effective for all reporting periods subsequent to June 1, 2004.

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

NOTE 4 – MINERAL INTERESTS

As of May 31, 2008 and 2007, respectively, our mineral properties are carried at $495,573 and $313,073. We review and evaluate long-lived assets for impairment at least on an annual basis or when there has been a significant change in circumstance.  The analyses performed during the periods presented resulted in no recognition of impairment expense during the fiscal years ended May 31, 2008 and 2007. Since our inception we have recorded impairment expense of $9,312,999.

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

(a) Colorado

Calais owns or controls 129 patented claims (consolidated separate interests in the same claim as a single claim) and 105 unpatented mineral claims in a 3.5 square mile area, which comprise the Consolidated Caribou District. In general, these claims can be classified as:

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

Pursuant to the above, we have recorded an environmental remediation liabilities of $50,000, which management believes is the most likely cost outcome for these activities.  This environmental remediation liability is an estimate and it is reasonably possible that this estimate could change in the near term or that costs to remediate these claims could exceed management’s estimates.

NOTE 6 – DEBT

A summary of notes payable outstanding at May 31, is as follows:

	2008	2007
Current Portion
Note payable (“mortgage”)	$5,222,095	$5,222,095
Accrued interest (“mortgage”)	1,506,828	892,654
Note payable (“Calim”)	1,170,500	1,020,500
Note payable (“Congo Chief”)	261,294	262,697
Note payable – shareholders (“Duffy”)	780,240	645,909
Other	-	5,356
Total Current Portion	$8,940,957	$8,049,211

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

Subsequent to May 31, 2008,  in February 2010, all amounts outstanding including principal, accrued interest and accrued late fees totaling $7,755,622 payable to MFPI were paid in full as a component of the February 2010 debt restructure. (Note 13)

Calim Payable

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

On October 31, 2006, we defaulted on the payment due at the note’s maturity and, under the terms of the note, a late fee penalty of 5%, or $39,129, was added to the principal amount of the note.  In addition, the default rate under the terms of the note was increased to 24% per annum.

The note was restructured on March 26, 2007.  The principal balance was set at $910,677, consisting of the original balance of the note, plus late fees and interest.  The payment terms specified an initial payment of $200,000 and payments of $75,000 per month until the note was repaid in full.  The interest rate was reset from the default rate of 24% to 15.9%.  We issued 500,000 shares of stock at $0.18 per share or $90,000 to the Duffy Group and extended the exercise date on warrants owned by the Duffy Group to purchase 875,000 shares of common stock from April 2008 to March 2012.

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

The note was restructured again on March 31, 2008.  The principal balance of the note was set at $948,397 consisting of the principal balance established at December 31, 2007 and interest.  The payment terms specified an initial payment of $100,000 and five monthly payments of $50,000 each beginning May 1, 2008.  The remaining principal and interest are due October 1, 2008.  We issued to the Duffy Group 1,185,496 shares of Common stock at $0.13 per share and warrants to purchase 1,185,496 shares of Common stock at $0.12 per share, expiring April 1, 2013.  The warrants were valued at $153,754 and were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in April 2008 (Note 9).

In May 2008, as a result of the failure to pay scheduled interest payment in accordance with the March 31, 2008 loan modification, the note holders were issued 1,021,000 shares of Common stock at $0.15 per share and warrants to purchase 1,021,000 shares of common stock at $0.12 per share expiring in August 2013.  The warrants were valued at $150,939 and were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in August 2008 (Note 9).

In May 2009, the note holders were issued 1,249,900 shares of Common stock at $0.14 per share and warrants to purchase 1,249,900 shares of common stock at $0.12 per share expiring in May 2020 in connection with the execution of a trust deed modification.  The warrants were valued at $62,489 and were deemed to be a modification to the terms of the original note payable, and as such were recorded as interest expense in May 2009 (Note 9).

In February 2010, in connection with the repayment of $435,347 in principal of the outstanding loan balance, the assignment of the right to title and interest to the loan property “Caribou,” as described above, to Brigus Gold Corp. (“Brigus”), and the assumption of $653,021 in outstanding principal and accrued interest by Brigus, the note holders received 10,306,790 shares of Common stock. (Note 13)

Future Maturities

As of May 31, 2008, all of our notes and debt payable were due before May 31, 2009.

NOTE 7 - DEBENTURES

A summary of convertible debentures outstanding at May 31 is as follows:

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

	2008	2007

Debentures (a)	$5,110,759	$4,723,979
Debentures (b)	225,000	225,000
Total debentures payable	$5,335,759	$4,948,979
Less: Current portion	(175,000)	(125,000)
Long-term portion	$5,160,759	$4,823,979

(a)These debentures are unsecured, non-interest bearing, and initially matured in May 2011.  These debentures are owned by Marlowe Harvey who was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003; Argus Resources, Inc., the president of which is Mr. Harvey; Judy Harvey who is Mr. Harvey’s spouse; and Lynne Martin. Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  The debentures are convertible into common stock at $1.23 in Canadian Dollars at the holders’ discretion and contain no restrictive covenants.  The debentures are denominated in Canadian dollars. As the debentures presented herein are in U.S. dollars, fluctuations in the debenture balances between periods relate to changes currency translation adjustments.

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock at $0.15 per share valued at $1,432,555 and in exchange for $259,149 in cash (Note 13). The remaining debenture, totaling $743,765 matured on May 31, 2011.  We are currently in default related to the repayment of the principal. We are in discussion with the note holders with respect to reaching a settlement agreement.  We anticipate that amounts owing related to this note will be settled in shares of our common stock.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007.  As of May 31, 2008 the unpaid balance on this debenture was $225,000. We repaid $119,500 of this debenture in 2009, $60,000 in 2010 and the remaining $45,500 in 2011.

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

The table below sets forth anticipated expenditures under the patented and unpatented claims as well as our royalty interests as of:

May 31, 2009	$61,521
May 31, 2010	75,742
May 31, 2011	75,345
May 31, 2012	75,793
May 31, 2013	77,248
Total	$364,649

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

2008	2007
46,866,802	28,945,056

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

Warrants - The following stock purchase warrants were outstanding at May 31:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Number of Warrants Exercisable
Outstanding as of May 31, 2004	255,000	$0.50
Issued	1,200,000	$0.25
Expirations	(50,000)	$0.50
Exercised	-
Outstanding as of May 31, 2005	1,405,000	$0.33	1,405,000
Issued	4,125,000	$0.25
Expirations	(205,000)	$0.50
Exercised	-
Outstanding as of May 31, 2006	5,325,000	$0.27	5,325,000
Issued	5,032,955	$0.25
Expirations	(125,000)	$0.25
Exercised	-
Outstanding as of May 31, 2007	10,232,955	$0.26	10,232,955
Issued	16,921,746	$0.12
Expirations	(1,000,000)	$0.25
Exercised	-
Outstanding as of May 31, 2008	26,154,701	$0.17	26,154,701

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

•
Fiscal 2006 Transactions - During the year ended May 31, 2006, we issued 4,125,000 warrants to purchase our common shares at $0.25.  2,250,000 of the warrants were sold in connection with unit sales and expired in 2010, and 875,000 warrants were issued in connection with unit sales to a related party and expire in 2020.   In August 2005, we issued 1,000,000 warrants to the Duffy Group in connection with the restructuring of the initial Duffy notes payable (Note 8).  The warrants had an exercise price of $0.25 per share with expiration dates ranging from 2010 to 2020.  We have recorded $105,890 to discount on notes payable related to the warrants issued in connection with the notes payable to be amortized over the initial term of the note.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

The value of the warrants as discussed above was determined using the Black-Scholes model for pricing.  The following table represents the assumptions used in the Black-Scholes pricing model:

	2008	2007	2006	2005
Expected Term	5 - 12 years	-	5 years	-
Risk free Interest Rate	1.94% - 3.23%	-	4.09%	-
Expected Dividend Yield	None	-	None	-
Volatility	269.77% - 284.73%	-	162.66%	-

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

We considered legacy pronouncement SFAS 123(R), which became effective as of the beginning of the first interim or annual reporting period that began subsequent to June 15, 2005 when assessing the impact of stock options granted prior to May 31, 2004. As all options were vested as of May 31, 2004, and there were no grants, modifications, repurchases, or other activity during the fiscal years ended May 31, 2008, 2007, 2006, or 2005, we have not adopted any of the three transition approaches as prescribed by SFAS 123(R).

We deemed that the “Modified Perspective,” “Modified Retrospective,” and “Limited Retrospective” approaches were not applicable. Therefore, we did not recognize stock-based compensation expense during the reporting periods presented above, nor have we recorded any deferred financing cost at the end of the respective reporting periods.

The 1,100,000 options to purchase our common shares outstanding at May 31, 2008 expired during the fiscal year ended May 31, 2010.

NOTE 11 -   INCOME TAXES

We account for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

Income tax expense (benefit) consists of the following for the fiscal years ended May 31:

	2008	2007
Current taxes	$-	$-
Deferred taxes	(1,018,156)	(1,046,655)
Less: valuation allowance	1,0138,156	1,046,655
Net income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended May 31 due to the following (expressed as a percentage of pre-tax income):

	2008	2007
Federal taxes at statutory rate	35.00%	35.00%
State taxes, net of federal benefit	3.01%	3.01%
Permanent items	-0.02%	-0.02%
Alternative minimum tax	0.00%	0.00%
Valuation allowance	-36.50%	-36.50%
Expiring NOLs, change in tax rate and other adjustments	-1.49%	-1.49%
Effective income tax rate for continuing operations	0.00%	0.00%

As of May 31 the components of these temporary differences and the deferred tax asset were as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$10,374,192	$9,361,632
Stock grants	126,310	84,207
Debentures issued for compensation	85,523	85,523
Exploration costs	-	25,254
Accrued compensation	146,764	122,281
Other	80,517	87,754
Gross deferred tax assets	10,813,306	9,766,651

Deferred tax liabilities:
Financing fees	-	-
Other	-	-
Gross deferred tax liabilities	-	-
Net deferred tax assets before valuation allowance	10,813,306	9,766,651
Valuation allowance	(10,813,306)	(9,766,651)
Deferred tax assets (liabilities), net	$-	$-

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

As of May 31, 2008, and 2007 we had $29,707,000, and $26,892,000, respectively, in net operating loss carry-forwards available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire through 2028.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

	Canada	US	Total
2011	$114,000	$-	$114,000
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	$5,476,000	$5,476,000
2019	-	$4,963,000	$4,963,000
2020	-	$66,000	$66,000
2021	-	$534,000	$534,000
2022	-	$401,000	$401,000
2023	-	$718,000	$718,000
2024	-	$8,152,000	$8,152,000
2025	-	$2,126,000	$2,126,000
2026	-	$2,320,000	$2,320,000
2027	-	$2,136,000	$2,136,000
2028	-	$2,815,000	$2,815,000
	$114,000	$29,707,000	$29,821,000

We have not filed our federal income tax returns for 2005 through 2008.  Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities.  However, no tax expense will be recorded as a result of a full valuation allowance.

On June 1, 2007, we adopted the provisions of ASC Topic 740, regarding uncertainty in income taxes. Management has not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns, as noted above.

NOTE 12 – RELATED PARTY TRANSACTIONS

Wages and other Payables

Due to the financial difficulties we faced during the 2005 – 2008 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

	2008	2007
David K. Young (1)	$160,416	$181,988
Thomas Hendricks (2)	91,820	4,000
Matthew Witt (3)	127,750	127,750
	$379,986	$313,738

(1) David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  Subsequent to May 31, 2008, in January 2011, Mr. Young relinquished his CEO title and was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock valued at $0.10 per share or $227,042 (Note 13).

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

(2) Subsequent to May 31, 2008, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due. (Note 13).

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into subsequent to May 31, 2008 on October 28, 2010 by and between us and Mr. Witt.  Under this 2010 settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 13).

Debentures

The Canadian-dollar-denominated convertible debentures (Note 7) are owned by companies or persons related to a shareholder and former director.  These convertible debentures were subject to a settlement in December 2010 (Note 13).

The U.S. Debentures are owned by an officer/shareholder and are recognized as Convertible debentures – related party on our Consolidated Balance Sheets.

Debt

During the four fiscal years ended through May 31, 2008, we renegotiated on numerous occasions the terms of a note payable to Duffy (Note 6).  During several of these renegotiations, Duffy was issued shares and/or warrants as part of the settlement.

Other

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

Debt Restructure

On February 1, 2010, we, Elkhorn Goldfields, LLC (“Elkhorn”), and Brigus entered into a purchase agreement which provided for the assignment to Brigus of principal, accrued interest and penalties owed to MFPI, in connection with the mortgage note of $7,755,622, principal and accrued interest in the amount of $386,653 owed in connection with the Congo Chief note, and $1,458,582 owed to MFPI Capital Partners. On February 19, 2010, the Duffy Group entered into an agreement with Brigus and us whereby the Duffy group received 10,306,790 shares at $0.09 or $927,611 of Calais common stock in exchange for the forgiveness of $453,347 of our debt to Duffy, the assignment to Brigus of the remaining balance of $653,021 owed by us, and the assignment by the Duffy Group of its right to title and interest to the “Caribou” loan property to Brigus. The terms of the agreement allowed for additional consideration to be conveyed to the Duffy group from a third party, Elkhorn, in consideration for the consummation of the transaction.

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011.

On January 15, 2011, we received forebearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011. On June 8, 2011, Brigus agreed to extend the June 30, 2011 date to October 31, 2011 in exchange for the payment of $1,000,000 cash. The funds will be applied to accrued but unpaid interest on the debt.

In connection with the acquisition of our outstanding debt obligations, Brigus has a lien on our Caribou property.

Settlements

Since May 31, 2008, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  These efforts are ongoing.  Since May 31, 2008, we recognized net gains of $312,931 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we  issued 4,370,420 shares of restricted stock related to these settlements.

Debenture Settlements

On December 15, 2010, we entered into two agreements which relate to the settlement of a total of four convertible debentures in the aggregate principal amount of $4,306,347 in exchange for a total of $258,680 in cash and the issuance of a total of 9,550,368 restricted shares of our common stock at $0.15 or $1,442,535.  The two settlements, each of which involved parties who are considered to be “related parties,” are described below.

Lynne Martin Settlement
We entered into a Settlement Agreement with Lynne Martin (the “Lynne Martin Settlement”) regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and we made the second payment of $27,445 on March 18, 2011.  On or about June 15, 2011, we made an additional payment of $28,347.

The Harvey Settlement
We entered into a Settlement Agreement with Marlowe and Judy Harvey and Argus Resources, Inc. regarding the following three debentures:

1. Judy Harvey	$ 2,038,840
2. Judy Harvey	$ 949,417
3. Argus Resources, Inc.	$ 220,723

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

We and Argus Resources agreed that Argus Resources would accept as full payment for its debenture 659,730 restricted shares of our common stock valued at $0.15 per share or $98,960.  The shares were issued on December 20, 2010.

Settlements

Subsequent to May 31, 2008 we continued to settle accrued liabilities and amounts outstanding with trade creditors current and former directors and officers of the Company. On October 27, 2010, we and Mr. David Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock valued at $0.10 per share or $227,042.

In October and November 2010, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due.

Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into On October 28, 2010 we reached a settlement agreement with Matt Witt.   Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock valued at $0.762 per share or $152,468 and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 12).

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

Shareholders’ Deficit

Common Stock Sales – Since May 31, 2008, we have issued a total of 103,358,184 shares of common stock.  Since May 31, 2008, we have issued 48,951,370 shares of common stock for total cash proceeds of $3,720,800 and 53,406,814 shares of our common stock in connection with the settlement of debt and accrued liabilities, for services, and as payment for trade accounts payable as further below.

Subsequent to May 31, 2011 - Subsequent to May 31, 2011, we have issued 1,000,000 shares of our common stock at $0.20 per share to an accredited investor for net cash proceeds of $200,000.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

•	In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share in connection with fundraising and consulting services valued at $357,425.
•	In December 2010, we issued 100,000 shares of our common stock at $0.17 per share in connection with the settlement of previously accrued liabilities.
•	In January 2011 we issued 2,033,333 shares of our common stock valued at $0.17 per share in connection with fundraising and consulting services valued at $345,667
•	In January 2011, we issued 66,666 shares of our common stock at $0.06 per share to an accredited investor in for net cash proceeds of $4,000.
•	In February 2011, we issued 2,464,706 shares of our common stock at $0.17 per share to accredited investors for net cash proceeds of $300,000.
•	In March 2011, we issued 40,000 shares of our common stock at $0.06 per share to an accredited investor for net cash proceeds of $2,400.
•	In April 2011, we issued 1,000,000 shares of our common stock at $0.05 per share to an accredited investor for net cash proceeds of $50,000.
•	In May 2011, we issued 7,000,000 shares of our common stock at $0.10 per share to an accredited investor for net cash proceeds of $700,000.

Fiscal 2010 Transactions - During the year ended May 31, 2010 we issued 25,285,340 shares of our common stock as follows:

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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

•
In August 2009, we issued units to the Duffy Group in connection with extension of Duffy notes.  The units consisted of 1,249,900 shares of restricted Common stock and warrants to purchase an equal number of common shares.  The Common stock price was $0.14 per share and the warrants had an exercise price of $0.12 with an expiration date of August 2021.  The warrants were valued at $174,985 and have been charged to interest expense.

•
In August 2009, we issued 511,000 shares of restricted Common stock at $0.17 per share in connection with a settlement of a $42,436 note payable to Walsh Environmental Sciences. In connection with this we have recorded a loss of $44,434.

•
In September 2009, we issued 5,067,650 shares of restricted Common stock in connection with the settlement of a note payable due a shareholder related to our default on an exploration and development agreement.  The Common stock price was $0.17 per share, the total value of the common shares issued amounted to $861,501.  In connection with the issuance of these shares we have recorded a loss on default of the exploration agreement in the amount of $456,901; this amount has been included in other (income) loss on our consolidated income statement.

•
In September 2009, we issued 1,000,000 shares of restricted Common stock in connection with a consulting agreement for investor relation services.  The Common stock price was $0.17 per share. We recognized the expense of $170,000 ratably over the term of the three month term of the agreement..

•
In February 2010, we issued 10,306,790 shares of restricted common stock to the Duffy Group in connection with the restructuring of $1,088,367 of notes payable to Duffy Group.  The Duffy Group entered into an agreement with Brigus and Calais whereby the Duffy group received these shares for the forgiveness of $435,347 in debt, with the remaining balance of $653,021 owed, assigned to Brigus.  The Company recorded a gain on the settlement of the Duffy note of $155,779. The common stock price was $0.09 per share.

•
In May 2010, we issued 4,000,000 shares of restricted common stock to members of our board of directors as compensation, for the period of June 2006 through August 2009.  The common stock price was $0.09 per share.

Fiscal 2009 Transactions - During the year ended May 31, 2009 we issued 4,126,000 shares of our common stock as follows:

·
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

Warrants – Since May 31, 2008, we have issued 14,326,450 warrants to purchase our common shares as discussed below.

Subsequent to May 31, 2011 – In June 2011 we issued 500,000 warrants to purchase our common stock at $0.30 per share. These warrants were issued in connection with the sale of 1,000,000 common stock units in June 2011 and expire in June 2012.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2008 AND 2007

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