Form 10-Q
period 2004-11-30
CALAIS RESOURCES INC
filed 2011-07-14
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 30, 2004

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
Yes [  ]  No [X]

As of July 13, 2011 the registrant had 151,684,754 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Pursuant to Rule 13a-13(c)(2), we have omitted Part I of this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Other than discussed below, as of July 13, 2011, we are not involved as a plaintiff or defendant in any active, pending or (to our knowledge) threatened, legal proceedings which would be material to our operations. Also, except as described below, we are not aware of any material legal proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of our common stock, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of our subsidiaries or has a material interest adverse to the Company or our subsidiaries.

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

Securities and Exchange Commission Proceedings

The United States Securities and Exchange Commission issued an order suspending trading in the Company’s common stock for the period from February 24, 2011 through March 9, 2011 because we have been delinquent in the filing of periodic reports since 2004.  Also on February 24, 2011, the SEC issued an order instituting public administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend for a period not exceeding twelve months or revoke the registration of our common stock under Section 12 of the Exchange Act.  A copy of the SEC’s order is publicly available at www.sec.gov under Litigation – Administrative Proceedings.  A pre-hearing conference was held on March 29, 2011 with an administrative law judge from the Securities and Exchange Commission.  Conferences were also held on May 10, 2011 and June 24, 2011.  The judge has ordered a fourth conference for July 18, 2011 to determine whether it will be possible for the Company to bring its periodic filings with the SEC current before the judge must issue an initial decision.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, we did not sell any equity securities of the Company that were not registered under the Securities Act of 1933.

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

CALAIS RESOURCES INC.

July 13, 2011	By:	/s/ David K. Young
David K. Young
President, Chief Operating Officer
and Acting Chief Financial Officer

6