Form 10-Q
period 2006-02-28
CALAIS RESOURCES INC
filed 2011-07-14
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2006

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, we sold equity securities of the Company that were not registered under the Securities Act of 1933 as follows:

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

02/06	1 accredited investor	Units (a)	1,500,000	1,500,000	0.25	02/06/08	300,000	(b)
__________________
(a)	Each Unit consisting of one share of common stock and one warrant to purchase one share of common stock
(b)	Issued for cash consideration

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