Form 10-K
period 2007-05-31
CALAIS RESOURCES INC
filed 2011-07-15
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
___________________________
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal years ended May 31, 2007, 2006 and 2005

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
Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as the last business day of the registrant’s most recently completed second fiscal quarter: $4,218,110 as of November 30, 2006.

As of July 14, 2011, the registrant had 151,684,754 shares of common stock outstanding.

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

Galena - Lead sulfide mineral.

Gneiss – A common and widely distributed type of rock formed by high-grade regional metamorphic processes from pre-existing formations that were originally either igneous or sedimentary rocks. Gneissic rocks are coarsely foliated and largely re-crystallized but do not carry large quantities of micas, chlorite or other platy minerals.

ha – hectares

Mineral Resource- Is a concentration or occurrence of natural, solid, inorganic or fossilized organic material in or on the Earth’s crust in such form and quantity and of such a grade or quality that it has reasonable prospects for economic extraction.  The location, quantity, grade, geological characteristics and continuity of a Mineral Resource are known, estimated or interpreted from specific geological evidence and knowledge.

Inferred Mineral Resource -Is that part of a Mineral Resource for which quantity and grade or quality can be estimated on the basis of geological evidence and limited sampling and reasonably assumed, but not verified, geological and grade continuity.  The estimate is based on limited information and sampling gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drillholes.

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

Measured Mineral Resource - Is that part of a Mineral Resource for which quantity, grade or quality, densities, shape, physical characteristics are so well established that they can be estimated with confidence sufficient to allow the appropriate application of technical and economic parameters, to support production planning and evaluation of the economic viability of the deposit.  The estimate is based on detailed and reliable exploration, sampling and testing information gathered through appropriate techniques from locations such as outcrops, trenches, pits, workings and drillholes that are spaced closely enough to confirm both geological and grade continuity.

Mineral Reserve- Is the economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility Study – based on CNI 43-101 requirements.  This Study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.  A Mineral Reserve includes diluting materials and allowances for losses that may occur when the material is mined.

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

Pegmatite- A very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size.

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

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006, and 2005, we incurred exploration and business development and general and administrative expenses as follows:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2005
Exploration and Business Development Expenses	$64,541	$61,979	$107,164	$80,263	$84,207	$334,658
General and Administrative Expenses	$1,060,289	$1,013,858	$1,374,817	$1,069,686	$860,332	$918,131

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

Employees

As of the end of our 2007 fiscal year, we had two full-time employees: David Young, our President and Chief Executive Officer, and Thomas Hendricks, our Vice President of Exploration and Corporate Development. We have used and continue to use independent contractors for our mineral operations and certain day-to-day business operations, as necessary.  In January 2011, R. David Russell was appointed to our Board of Directors and he was elected as the Chairman.  He also assumed the position of Chief Executive Officer. David Young remains the President of the Company and, in January 2011, was appointed the Chief Operating Officer.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2. PROPERTIES.

Executive Offices

Since August 2010, and as of the date of this report, our U.S. corporate offices have been located in Lakewood, Colorado. We currently lease approximately 200 square feet at a rate of $262 per month for our corporate offices on a month-to-month basis from a non-affiliated third party.  From August 2003 to February 2005, we leased offices at 8400 East Crescent Parkway, Suite 675, Greenwood Village, Colorado, on a month-to-month basis, for approximately $6,000 per month.  We also have operational offices on our Caribou prospect for which we pay no rent (since we own the property), which served as corporate offices from February 2005 to August 2010.

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

Location of Property

The Property is approximately 35 minutes from the city of Boulder, to the town of Nederland along Colorado State Highway 119. The road access from Nederland to the Project is about 15 minutes, over 4.7 mi (7.6 km) of County Road 128. The Project has year around access. The Project site is adjacent to the county road. See Figure 2-1.

Figure 2-1
Caribou Project Location Map

Royalties, Agreements and Encumbrances

Calais’ 129 patented claims were acquired in approximately three dozen acquisitions over a period of 39 years. Calais has obtained a master title policy covering nearly all of the project properties, including properties in the permit area. The major acquisitions for patented lands within the resource area and permit area are described below. Additionally, three claims are leased from the Duane Smith Trust, also discussed below. See Exhibit 99.1 t.

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

	2006		2007		2008		2009		2010		2011		2012
Patented	$9,907	(1)	$10,025	(1)	$9,898	(1)	$10,139	(1)	$10,518	(1)	$11,114	(1)	$11,114	(1)
Unpatented	13,125		13,125		13,125		13,125		14,700		14,700		14,700
Royalties	-		-		-		10,500		18,000		18,000		18,000
Leases	4,200		4,200		4,200		4,200		5,200		5,200		5,200
Totals	$27,232		$27,350		$27,223		$37,964		$48,418		$49,014		$49,014
(1) Already paid

Environmental Liabilities and Permitting

The Project holds an active mine permit under the Colorado Division of Reclamation Mining and Safety (CDRMS) Permit M1977410, issued Nov 3, 1980. This permit, which limits ore extraction to 70,000stpy, approximately 200stpd (63,500tpy) and land disturbances to less than 2 ac (0.8 ha) total. Current mine disturbance is 2.0ac (0.8ha). A $15,400 bond is held by CDRMS for final reclamation of the property.

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

We have announced plans to expand our operations at the Cross Mine. Proposed activities include the development of a new mine access and expanded underground mine workings; construction and operation of an on-site surface mill; construction of an ore storage building; development of a new access and safety road connecting two currently disconnected mine areas; implementation of site drainage controls, and other site improvements. An amendment to the existing CDMRS permit is required for these expansion activities, as well as an increase in the posted reclamation bond. The permit disturbance will be increased to 9.35ac (3.78ha). The current CDRMS permit surface disturbance may be expanded to a maximum of less than 10ac (4ha). RoM production greater than 70,000stpy (63,500tpy) or surface disturbance of 10 ac (4ha) or more acres requires Calais to obtain a new permit. Along with the amendment to the mine permit, the proposed expansion activities require a Special Use Review under the Boulder County Land Use Code. A Special Use Review Application was submitted in April 2008 and approved in

September 2008.  Management believes the proposed mine expansion can meet the applicable criteria of the County Land Use Code; however, additional county building permits, county grading permits, and amendments to existing stormwater permits, NPDES permits, and APEN permits may be required following approval of the expansion plans.

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

Past Exploration and Development

Because of working capital shortages, we performed limited exploration work on the Caribou project during the fiscal years ended May 31, 2005 through 2010.   The following table sets forth the amounts spent by the Company on exploration activities on the Caribou property during those fiscal years:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2005
Exploration Expenses	$37,631	$42,470	$77,741	$36,322	$23,967	$1,351

Cross Project

The Cross Project has experienced three major phases of underground development followed by an extended period of exploration drilling.

The first phase occurred during the initial discovery and subsequent mine development from about 1876 to 1886.  The mine development during this period is described as a shaft 140 ft (43 m) deep with sublevels at -50 ft (15 m) and -100 ft (30 m) all located within the Cross Vein.  The -100 ft (30 m) level was connected to surface by a 200 ft (61 m) cross cut.  The ore recovered during this mining phase is believed to have been toll processed at a nearby stamp mill, which serviced several other small mines active in the area.

A second major phase of mine development occurred between 1933 to 1939 under the ownership of the Cross Gold Mining Company.  During this period, development included an 850 ft (259 m) crosscut, a winze 235 ft (72 m) long and development on the -75 ft (23 m) level, the -150 ft (46 m) level and the -225 ft (69 m) level.  The Cross Gold Mining Company had developed within the Cross, Crown Point and Rare Metals Veins and mentioned underground exploration to intersect the Romeo Vein.  At this time, all mine work had focused mainly on ore development and very little actual mining had been conducted.  No mill existed on the site and development ore was shipped to the ASARCO smelter in Leadville, Colorado.

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

In 1988, an underground development program was begun on the newly discovered Apache Vein.  A cross cut was driven on the portal level northwest from the western end of the Rare Metals vein for 100 ft (30 m) where it intersected the Apache Vein.  Drifting on the Apache vein continued to the west for approximately 150 ft (46 m).  Within this distance three raises and one sublevel were also driven.  In 1993, the underground drifting and sampling program was reinitiated along the Apache and North Apache Veins at the portal level.  Approximately 800 ft (244 m) of drifts, raises and sublevels were completed.  This further expanded the known mineralization along the Apache Vein and confirmed the width and grade of the North Apache Vein.

Between late 1982 and 1998 a total of 116 drillholes were completed totaling 62,384 ft (19,015 m).  This entire drill core remains on site.

Currently, the Cross Project has been developed on four main levels and ten additional sub-levels.  The primary underground access is from a portal, which services a winze accessing all the lower levels.  All levels are outfitted by rail track.  The first level at the winze is the 9,693 ft (2,954 m) elevation and daylights to the portal.  This level has approximately 2,700 ft  (823 m) of drifting which access the Rare Metals, Cross, Crown Point, West Romeo, Apache and North Apache Veins.  The second level at the winze is the 9,637 ft (2,937 m) elevation.  This level has approximately 1,150ft (350m) of drifting which accesses the Rare Metals, North Rare Metals, Cross, Crown Point and West Romeo Veins.  The third level at the winze is the 9,575ft (2,918m) elevation.  The level has approximately 750ft (229m) of development drifting which accesses the Rare Metals, Cross, Crown Point and West Romeo Veins.  The fourth level at the winze is the 9,509ft (2,898m) elevation.  This level has approximately 740ft (226m) of drifting which accesses the Rare Metals, Cross, Crown Point, East Romeo and Hopewell Veins.  All total there are currently 5,340ft (1,628m) of drift development, approximately 52 raises and at least 12 stopes.  The underground workings were surveyed and well documented during 1988 and this information was carefully drafted on 1:20 scale level plans.  The underground was last accessible during the 1990 drilling program.  By 1993 it was flooded to the portal level as it remains today.

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

	2006	2007	2008	2009	2010	2011	2012
Patented	$598	$599	$557	$557	$564	$571	$581
Unpatented	23,000	23,000	24,815	23,000	25,760	25,760	26,198
Totals	$23,598	$23,599	$25,372	$23,557	$26,324	$26,331	$26,779

Ownership of Project claims is divided into two areas:

•	Manhattan South Project Area (MSPA). This areas consists of 28 patented claims and 127 unpatented claims; and
•	Manhattan North Project Area (MNPA). This area consists of 56 unpatented claims.

The Manhattan South Project Area (MSPA)

The MSPA consists of 28 patented claims (Table 2.2.1) and 127 unpatented claims totaling 2,678 ac (1,083 ha) more or less.  These claims are located within a historic mining district, and as a result, some of these have been subject to numerous assignments and litigation through the years.

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

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2005 through 2010 on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2005
Exploration Expenses	$27,076	$18,831	$36,125	$22,779	$24,702	$2,040

As of the fiscal years ended May 31, 2005 through May 31, 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2005
Mineral Interests	$-	$-	$-	$-	$-	$-
Furniture, Fixtures and Equipment	$-	$-	$-	$-	$-	$-

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

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2005 through 2010 on the Panama Prospect:

	Fiscal Year Ended May 31,
	2010	2009	2008	2007	2006	2005

Exploration Expenses	$-	$-	$-	$21,162	$35,538	$331,267

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

In December 2010, the Company entered into a Settlement Agreements with AAI and Mrs. Harvey for said debentures wherein the parties agreed that Ms. Harvey would accept as full payment for her two debentures totaling $2,998,257, for cash of $149,368 in cash and a total of 8,890,638 shares of our restricted common stock valued at $0.15 per share or $1,333,596.   The cash was paid on December 15, 2010 and the shares were issued on December 20, 2010 to an escrow agent to hold the shares until the Cease Trade Order in British Columbia has been revoked.

Further, under the December 15, 2010 settlement, Argus accepted as full payment for its debenture (originally totaling $220,723) 659,730 shares of our restricted common stock valued at $.015 per share or  $98,960 These shares were issued on December 20, 2010.

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

The high and low bid prices as quoted, during the applicable periods, on the Pink Sheets and OTC-Bulletin Board for the Company’s Common Shares for the last six completed fiscal years is as follows.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Bid Prices
	2011		2010		2009
Period	High	Low	High	Low	High	Low
1st Quarter	$0.12	$0.05	$ 0.20	$ 0.03	$ 0.20	$ 0.10
2nd Quarter	$0.19	$0.07	$ 0.25	$ 0.07	$ 0.11	$ 0.01
3rd Quarter	$0.39	$0.15	$ 0.14	$ 0.06	$ 0.11	$ 0.01
4th Quarter	$0.34	$0.15	$ 0.12	$ 0.03	$ 0.13	$ 0.02

	2008		2007		2006
Period	High	Low	High	Low	High	Low
1st Quarter	$ 0.15	$ 0.06	$ 0.67	$ 0.15	$ 0.35	$ 0.10
2nd Quarter	$ 0.11	$ 0.05	$ 0.51	$ 0.18	$ 2.50	$ 0.01
3rd Quarter	$ 0.28	$ 0.06	$ 0.22	$ 0.11	$ 1.15	$ 0.10
4th Quarter	$ 0.20	$ 0.10	$ 0.18	$ 0.11	$ 0.75	$ 0.10

2005
Period	High	Low
1st Quarter	$ 1.20	$ 1.20
2nd Quarter	$ 0.72	$ 0.72
3rd Quarter	$ 0.51	$ 0.51
4th Quarter	$ 0.35	$ 0.35

Our Common Shares are issued in registered form and are not registered to trade in the United States in the form of American Depository Receipts (ADR’s) or similar certificates.

Holders of Common Equity

As of June 30, 2011, the number of stockholders of record was 434.

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
(b)	persons with whom the non-resident holder did not deal with at arm's length; or
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

Recent Sales of Unregistered Securities

The following table provides a listing of securities issued by the Company during the period from May 31, 2005 to May 31, 2010 which were not registered under the Securities Act of 1933.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Actas these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

Fiscal 2005
01/05	1 accredited investor	Units (a)	100,000	100,000	0.25	01/25/07	25,000	(b)
03/05	1 accredited investor	Units (a)	1,100,000	1,100,000	0.30	03/24/10	220,000	(b)

Fiscal 2006
07/05	1 accredited investor	Units (a)	750,000	750,000	0.25	06/29/10	150,000	(b)
08/05	4 accredited investors	Note Payable	-	1,000,000	0..25	10/01/10	807,650	(c)
02/06	1 accredited investor	Units (a)	1,500,000	1,500,000	0.25	02/06/08	300,000	(b)
04/06	5 accredited investors	Common stock	93,649				44,951	(d)
04/06	3 accredited investors	Units (a)	875,000	875,000	0.25	04/28/08	175,000	(b)

Fiscal 2007
06/06	1 accredited investor	Units (a)	250,000	250,000	0.25	06/30/08	50,000	(b)
07/06	1 accredited investor	Common stock	3,782,955					(e)
07/06	1 accredited investor	Warrants	-	1,000,000	0.25	12/15/07		(e)
07/06	1 accredited investor	Units	-	2,000,000	0.25	12/15/10		(e)
07/06	1 accredited investor	Units	-	1,782,955	0.25	07/27/08		(e)
11/06	1 accredited investor	Common stock	23,750	-			6,413	(d)
03/07	4 accredited investors	Common stock	500,000	-			90,000	(f)
05/07	1 accredited investor	Common stock	55,000	-			9,900	(g)

Fiscal 2008
11/07	10 accredited investors	Units (a)	7,775,000	7,775,000	0.12	11/30/12	622,000	(b)
12/07	5 accredited investors	Units (a)	1,950,000	1,950,000	0.12	12/31/12	156,000	(b)
12/07	1 accredited investor	Units (a)	750,000	750,000	0.12	12/21/12	90,000	(d)
01/08	4 accredited investors	Units (a)	2,211,250	2,211,250	0.12	01/14/13	176,900	(b)
02/08	4 accredited investors	Units (a)	2,550,000	2,550,000	0.12	02/04/13	204,000	(b)
03/08	1 accredited investor	Units (a)	1,250,000	1,250,000	0.12	02/04/13	100,000	(b)
04/08	4 accredited investors	Units (a)	1,185,496	1,185,496	0.12	03/31/13	154,114	(f)
05/08	1 accredited investor	Common stock	250,000	-			32,500	(h)

Fiscal 2009
06/08	4 accredited investors	Units (a)	1,062,500	1,062,500	0.12	06/12/13	85,000	(b)
07/08	4 accredited investors	Units (a)	1,562,500	1,562,500	0.12	07/07/13	125,000	(b)
08/08	4 accredited investors	Units (a)	1,021,000	1,021,550	0.12	08/01/13	153,233	(f)

Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)
10/08	4 accredited investors	Units (a)	480,000	480,000	0.12	10/08/13	38,400	(b)

Fiscal 2010
05/10	4 directors	Common stock	4,000,000	-		-	360,000	(d)
06/09	4 accredited investors	Units (a)	1,249,900	1,249,900	0.12	08/01/21	174,986	(f)
08/09	1 accredited investor	Common stock	511,000	-		-	86,870	(i)
08/09	5 accredited investors	Units (a)	1,200,000	1,200,000	0.20	08/26/12	60,000	(b)
09/09	4 accredited investors	Common stock	5,067,650	-		-	861,501	(g)
09/09	1 accredited investor	Common stock	1,000,000	-		-	170,000	(d)
02/10	4 accredited investors	Common stock	10,306,790	-		-	927,611	(j)
02/10	1 accredited investor	Units (a)	250,000	250,000	0.20	08/26/12	12,500	(b)
04/10	1 accredited investor	Common stock	100,000	-		-	5,000	(b)
05/10	1 accredited investor	Common stock	1,600,000	-		-	100,000	(b)

Fiscal 2011
06/10	1 accredited investor	Common stock	650,000	-	-	-	52,000	(b)
06/10	1 accredited investor	Common stock	1,000,000	-	-	-	50,000	(d)
06/10	4 directors	Common stock	9,500,000	-	-	-	760,000	(d)
08/10	1 accredited investor	Common stock	500,000	-	-	-	26,645	(k)
08/10	1 accredited investor	Common stock	1,000,000	-	-	-	49,894	(k)
09/10	8 accredited investors	Common stock	4,500,000	-	-	-	270,000	(b)
10/10	8 accredited investors	Common stock	5,753,334	-	-	-	345,200	(b)
10/10	2 accredited investors	Common stock	4,270,420	-	-	-	379,510	(l)
11/10	28 accredited investors	Common stock	18,718,333	-	-	-	1,139,100	(b)
12/10	6 accredited investors	Common stock	3,203,332	-	-	-	232,200	(b)
12/10	2 accredited investors	Common stock	2,102,500	-	-	-	357,425	(d)
12/10	3 accredited investors	Common stock	9,550,368	-	-	-	1,432,555	(i)
01/11	1 accredited investor	Common stock	66,666	-	-	-	4,000	(b)
01/11	3 accredited investors	Common stock	1,433,334	-	-	-	243,667	(d)
02/11	3 accredited investors	Common stock	1,764,706	-	-	-	300,000	(b)
02/11	1 accredited investor	Common stock	700,000	-	-	-	119,000	(d)
03/11	1 accredited investor	Common stock	40,000	-	-	-	2,400	(b)
04/11	1 accredited investor	Common stock	1,000,000	-	-	-	50,000	(b)
05/11	1 accredited investor	Units (a)	7,000,000	7,000,000	0.12	05/31/12	700,000	(b)
____________

(a)	Each Unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock.
(b)	Issued for cash consideration.
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

(f)	Issued in connection with forgiveness of default and restructuring of a note payable.
(g)	Issued in connection with a settlement agreement.
(h)	Issued for mineral interest and royalties.
(i)	Issued for settlement of debt.
(j)	Issued for payment of note.
(k)	Issued in connection with the payment of trade accounts payable.
(l)	Issued in connection with the settlement of liabilities.

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

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all of the six subsequent fiscal years from the fiscal year ended May 31, 2005 through the fiscal year ended May 31, 2010.  During the fiscal years ended May 31, 2007, 2006 and 2005, we generated net losses of $2.3 million, $2.8 million, and $4.4 million, respectively, and did not generate revenue in any of these periods.  We ended the 2007 fiscal year with an accumulated deficit during the exploration stage of $36.8 million.

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

2008 Fiscal Year

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

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended May 31, 2007, 2006 and 2005, includes explanatory paragraphs that express substantial doubt or uncertainty regarding our ability to continue as a going concern.  Since inception, we have generated cumulative net losses of $36.8 million and we anticipate that we will experience losses in future periods.  Our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our current outstanding obligations or obtain additional funding, or both, and there are no assurances that either of these can occur in the foreseeable future or at all.

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2007, 2006, and 2005, we had working capital deficits of $9.4 million, $2.3 million, and $1.4 million, respectively.

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

As of May 31, 2007, we had $nil in cash and cash equivalents, which was not sufficient to fund ongoing operations.  Net cash used in, or provided by, operating, investing and financing activities for the fiscal years ended May 31, 2007, 2006 and 2005 were as follows:
	Year Ended May 31,
	2007	2006	2005

Net cash (used in) operating activities	$(845,282)	$(762,433)	$(1,042,392)
Net cash (used in) provided by investing activities	$(33,117)	$5,033	$129,032
Net cash provided by financing activities	$802,069	$832,978	$469,297

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

During the fiscal years ended May 31, 2007, 2006, and 2005, we have raised approximately $2.5 million through a number of private placement involving both debt and equity securities.  A summary of the capital infused into the Company is as follows:

	2007	2006	2005	Total
Duffy Group -
Secured note payable	$-	$-	$241,000	$241,000
MFPI (“Mortgage) -
Secured note payable	-		-	-
Shareholder advances	1,020,500	-	4,650	1,025,150
Other private placements -
Units of common stock and
warrants in exchange for cash	50,000	970,000	245,000	1,265,000
Total capital raised	$1,070,500	$970,000	$490,650	$2,531,150

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

•
In July 2006, the Company entered into an agreement with MFPI Capital Partners (“Calim”), which, among other financial transactions, provides for non-interest bearing cash advances.  During 2007, the Company received cash totaling $1,020,500 under this agreement

On February 1, 2010, Apollo Gold, Inc. (a subsidiary of Apollo Gold Corporation, which became Brigus Gold Corp., “Brigus”) acquired $10,253,878 of the Company’s outstanding notes, including the Broadway Loan, the Congo Chief note, and amounts owed to MFPI Capital Partners and MFPI Partners. On March 12, 2010, the Duffy Group entered into an agreement with Brigus and Calais whereby the Duffy Group received shares of Calais common stock in connection with partial forgiveness of debt to Calais, and the remaining amounts owed to Duffy were assigned to Brigus.

Capital raising activities - Other Private Placements of Units of Common Stock and Warrants

We issued units to a number of accredited investors, each unit consisting of one share of restricted common stock and a warrant to purchase one share of common stock.  From fiscal 2005 through 2007, the Company issued Units as follows:
	2007	2006	2005	Total

Cash consideration	$50,000	$970,000	$245,000	$1,265,000
Number of Units	250,000	5,469,845	1,200,000	6,919,845
Unit price	$0.20	$0.147-$0.20	$0.20-$0.25
Warrant exercise price	$0.25	$0.25	$0.20-$0.25
Warrant expiration	12/07-12/10	06/10-01/20	02/10-03/10

During fiscal 2008, the Company issued 15,736,250 Units for total cash consideration of $1,258,900, with the Unit price being $0.08.  The warrants included in the Units, which are exercisable at $0.12 per share, expire at various dates from November 2012 to April 2013.

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

Common Stock

Common Stock Sales – Since May 31, 2007, we have issued a total of 122,779,930 shares of common stock.  Since May 31, 2007, we have issued 67,187,620 shares of common stock for total cash proceeds of $5,279,700 and 55,592,310 shares of our common stock in connection with the settlement of debt and accrued liabilities, for services, and as payment for trade accounts payable as further below.

Subsequent to Fiscal 2011- Subsequent to May 31, 2011, we have issued 2,500,000 shares of our common stock at $0.20 per share to an accredited investor for net cash proceeds of $500,000.

Fiscal 2011 Transactions – During the fiscal year ended May 31, 2011, we have issued 72,946,844 shares of our common stock as follows:

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

•	In December 2010, we issued 9,550,368 shares of our common stock at $0.15 per share to accredited investors in connection with the settlement of four convertible debentures totaling $1,432,555.

•
In December 2010, we issued 536,666 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $32,200. In addition we issued 2,666,666 shares of our common stock at $0.08 per share to accredited investors for net cash proceeds of $200,000.

•	In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share in connection with fundraising and consulting services valued at $357,425.

•	In December 2010, we issued 100,000 shares of our common stock at $0.17 per share in connection with the settlement of previously accrued liabilities.

•	In January 2011 we issued 2,033,333 shares of our common stock valued at $0.17 per share in connection with fundraising and consulting services valued at $345,667

•	In January 2011, we issued 66,666 shares of our common stock at $0.06 per share to an accredited investor in for net cash proceeds of $4,000.

•	In February 2011, we issued 1,764,706 shares of our common stock at $0.17 per share to accredited investors for net cash proceeds of $300,000.

•	In March 2011, we issued 40,000 shares of our common stock at $0.06 per share to an accredited investor for net cash proceeds of $2,400.

•	In April 2011, we issued 1,000,000 shares of our common stock at $0.05 per share to an accredited investor for net cash proceeds of $50,000.

•	In May 2011 we issued 7,000,000 shares of our common stock at $0.10 per share to an accredited investor for net cash proceeds of $700,000.

•
In May 2011 we issued 193,852 shares of our common stock at $0.18 in connection with consulting services provided to us in fiscal 2006. These amounts had previously been recorded as accrued liabilities on our balance sheet.

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

•
In September 2009, we issued 1,000,000 shares of restricted Common stock in connection with a consulting agreement for investor relation services.  The Common stock price was $0.17 per share. We recognized the expense of $170,000 ratably over the term of the three month term of the agreement.

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

•
In December 2007, we entered into a transaction wherein we intended to purchase assets from one of our shareholders in exchange for common stock. The transfer of title to the assets was not completed; however, we issued 750,000 shares restricted common stock at to the purchaser in exchange for a note receivable in the amount of $60,000. In connection with this transaction, we have recorded a loss of $30,000, which represents the value as set forth in the initial agreement and the value of the 750,000 shares of common stock as issued.

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

•
In April 2008, we issued 250,000 shares of restricted common stock as partial consideration for the purchase of a royalty interest.  The common stock price was $0.13 per share.  We have valued this transaction at $32,500 and it has been recorded as a component of our properties.

Warrants – Since May 31, 2007, we have issued 32,748,196 warrants to purchase our common shares as discussed below.

Subsequent to May 31, 2011 – In June and July 2011 we issued 1,250,000 warrants to purchase our common stock at $0.30 per share. These warrants were issued in connection with the sale of 2,500,000 common stock units in June and July 2011 and expire in June and July 2012.

•
Fiscal 2011 Transactions – During the year ended May, 31, 2011 we issued 7,000,000 warrants to purchase our common shares at $0.12 expiring in May 2012. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

•
Fiscal 2010 Transactions- During the year ended May 31, 2010, we issued 1,450,000 warrants to purchase our common shares at $0.20 expiring in 2012 and 2013. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

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

•
Fiscal 2008 Transactions- During the year ended May 31, 2008, we issued 16,921,746 warrants to purchase our common shares at $0.12 per share. Of the issuances during the period, 15,736,250 warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant. The warrants issued in connection with unit sales expire in 2012 and 2013.  1,185,496 warrants were issued in connection with the modification of notes payable due a related party and expire in 2013. We recorded a charge of $153,754 in interest expense relating to the issuance of these warrants.  In addition, we recorded $93,089 as a discount on notes payable related to the re-pricing and extension of the original Duffy warrants issued in August 2005.

Contractual Obligations

The following table summarizes aggregate information about our contractual cash obligations as of May 31, 2007 and the periods in which payments are due:
	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term obligations	$8,049,211	$8,049,211	$-	$-	$-
Operating lease obligations	505,942	46,749	146,758	156,435	156,000
Royalties	286,900	4,200	61,100	71,600	150,000
Environmental remediation obligation	50,000	-	-	-	50,000
Total	$8,892,053	$ 8,100,160	$207,858	$228,035	$356,000

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

Mineral Properties

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  When facts and circumstances warrant, or at least once per fiscal year, we evaluate the carrying costs of these assets for impairment, as described previously.  Once proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method of the estimated life of the probably reserve.  Mineral property exploration costs are expensed as incurred.  Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.  As of May 31, 2007, we had not established any proven or probable reserves on our mineral properties and have incurred only acquisition and exploration costs.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2005, 2006 and 2007, being the dates of our completed fiscal year ends.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below. In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including David K. Young (our functioning principal executive officer and principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2007.

As a result of our material weaknesses described below, management has concluded that, as of May 31, 2005, 2006 and 2007, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at May 31, 2005, 2006 and 2007:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarters ended May 31, 2005, 2006 and 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS ANDCORPORATE GOVERNANCE.

The following table lists the names and ages of our directors, executive officers and key employees as of the date of this report. Except for R. David Russell, who was appointed as a director, Chief Executive Officer and Chairman effective January 15, 2011, all of officers and directors listed below were officers and/or directors of the Company on May 31, 2007.

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

The following table lists the names and ages of former directors, executive officers and key employees of the Company who served during the period from May 31, 2005 through May 31, 2007.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and principal financial officer, and persons performing similar functions.  The text of the Code of Business Conduct and Ethics is posted on our Internet website athttp://www.calaisresources.com/en/financials.htm.  In the event that an amendment to, or a waiver from, a provision of this code is necessary, we intend to post such information on our website.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information about the remuneration of our executive officers during the fiscal years ended May 31, 2005 through May 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
David K. Young(1)	2005 2006 2007	- 42,290 175,000	- - -	- - -	- - -	- 42,290 175,000
Thomas Hendricks(2)	2005 2006 2007	150,000 150,000 150,000	- - -	- - -	- - -	150,000 150,000 150,000
Matthew Witt(3)	2005	130,000	-	-	-	130,000

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)(6)	All Other Compensation ($)	Total ($)
Robert Akright(4)	2005 2006 2007	25,471 49,221 28,181	- - -	- - -	- - -	25,471 49,221 28,181
Art Daher(5)	2005 2006 2007	- - -	- - -	- - -	- - -	- - -
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

(3)	Mr. Witt served as Chief Financial Officer from 2003 to February 2005. Mr. Witt received 1,000,000 options upon his employment with the Company.

(4)	Mr. Akright is a self-employed consulting geologist and acted as Vice President of the Company from 1998 to 2007.

(5)	Mr. Daher has served as a director and as Secretary of the Company since 1995.

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

Outstanding Equity Awards at Fiscal Year-End

All of the stock awards shown above in the Summary Compensation table were fully vested upon grant.  Accordingly, at May 31, 2007, there were no stock awards that had not vested.

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

The following table sets forth the compensation paid to members of our Board of Directors, who were not executive officers, during each fiscal year from May 31, 2005 through May 31, 2007.

Director Compensation
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
R. David Russell (1)	2006 2007	- -	30,000 30,000	- -	- -	- -	- -	30,000 30,000
Melvin Martin (2)	2005	-	-	-	-	-	-	-
________________
(1)	Mr. Russell served as a director from July 2005 to August 2008. He was subsequently appointed as a director, Chairman and Chief Executive Officer on in January 2011.

(2)	Mr. Martin served as a director from 1992 until June 28, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

At May 31, 2007, there were outstanding options to purchase 1,100,000 common shares.  These options expired during the fiscal year ended May 31, 2010.

Beneficial Ownership

Set forth below is information regarding the beneficial ownership of our common stock, as of June 30, 2011 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to convertible instruments or warrants currently exercisable or exercisable within 60 days of June 30, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such instruments or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Ownership Information

Beneficial Owner & Address	Number of Shares Beneficially Owned as of June 30, 2011(1)	Percent of Class(2)
R. David Russell(3)	11,715,650	7.7%
David K. Young	6,270,420	4.2%
Thomas Hendricks(4)	4,785,667	3.2%
Art Daher(5)	2,340,450	1.6%
Officers and Directors as a group (4 persons)(6)	25,112,187	16.6%

Beneficial Owner & Address	Number of Shares Beneficially Owned as of June 30, 2011(1)	Percent of Class(2)
Marlowe and Judy Harvey(7)	9,550,368	6.4%
Glenn Duffy(8)	8,316,725	5.5%
       ____________
(1)
To the best of the Company’s knowledge, none of the shares listed for these officers and directors has been pledged as security.  Except for Glenn Duffy, the address of those listed is c/o Calais Resources Inc., P.O. Box 653, 4415 Caribou Road, Nederland, Colorado 80466.

(2)
If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days following June 30, 2011, we treat the shares of common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. We do not consider those shares to be outstanding when we calculate the percentage ownership of any other stockholder.

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

Consulting Fees

We paid consulting fees and expense reimbursements of $58,300, $12,500, and $13,750 in fiscal years 2007, 2006, and 2005, respectively, to Herbert Hendricks, the brother of Thomas Hendricks, an officer and director of the Company, as compensation for overseeing certain exploration activities in Panama and other various consulting activities.

Wages and Other Payables

Due to the financial difficulties we faced during the 2005 – 2010 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

	2010	2009	2008	2007	2006	2005

David K. Young (1)	$417,833	$279,333	$160,416	$181,988	$137,404	$120,821
Thomas Hendricks (2)	366,820	216,820	91,821	4,000	1,500	1,500
Matthew Witt (3)	127,750	127,750	127,750	127,750	127,750	127,750
	$912,403	$623,903	$379,987	$313,738	$266,654	$250,071
_______________
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

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, Thomas Hendricks (an officer and director of the Company) and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into on October 28, 2010 (the “October Settlement”) by and between us and Mr. Witt.  Under the October Settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock valued at $0.0762 per share or $152,468 and $25,000 in cash. These shares were issued and cash released in November 2010.

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
________________

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

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  As of May 31, 2007, 2006, and 2005 the unpaid balance on this note amounted to $225,000, $250,000, and $250,000 respectively.  We repaid $25,000 of this debenture in 2007.  We repaid $119,500 of this debenture in 2009, $60,000 in 2010 and the remaining $45,500 in 2011.

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

We defaulted on the $75,000 payment due April 15, 2007.  The note was restructured again on December 31, 2007.  The principal balance of the note was set at $900,537, consisting of the principal balance established at March 26, 2007, plus additional late fees and interest.  The maturity date was extended to April 1, 2008.    Warrants to purchase 1,000,000 shares of stock at $0.40 per share, expiring April 14, 2011, and warrants to purchase 875,000 shares of stock at $0.25, expiring March 15, 2012, owned by the Duffy Group, were modified, with the exercise price set at $0.25 and the expiration date extended to January 1,2020.

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

Fees paid to our auditors during the fiscal years ended May 31, 2005 through May 31, 2007 are as follows:

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

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee. The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors during the fiscal years ended May 31, 2005 through May 31, 2007 were pre-approved by the Board.

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

10.02
Option Agreement, dated November 29, 2005, by and between the Broadway Group, Calim Private Equity, LLC and Mendel Blumenfeld, LLP related to the purchase and sale of the Broadway Loan Agreement dated August 1, 2003(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.03
Allonge to Promissory Note dated December 15, 2005, related to the increase in principal amount payable under Loan Agreement with MFPI Partners, LLC.(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.04
Second Allonge to Promissory Note dated December 15, 2006, related to the increase in principal amount payable under Loan Agreement with MFPI Partners, LLC.(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.05	Letter Agreement with Calim Private Equity, LLC dated September 22, 2005(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.06	Letter Agreement with MFPI Partners, LLC dated July 27, 2006(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
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

10.17
Further Extension and Restatement of Purchase Option Agreement between Calais Resources Inc., Panama Mining of Golden Cycle and Golden Cycle of Panama Mining dated September 15, 2005(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

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

10.26
Vacant Land Contract to Buy and Sell Real Estate dated September 21, 2005 related to Congo Chief(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.27
Amendment and Extension Agreement by and between Calais Resources Inc. and the Estate of John W. Snyder, dated November 10, 2005(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.28*	Deed of Trust from Calais Resources Inc. to MFPI Partners, LLC dated December 16, 2005.
10.29
Endorsement to Promissory Note transferring rights to Apollo Gold, Inc. from Duane A. Duffy, Glenn E. Duffy, James Ober, and Luke Garvey (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.30
Assignment of Loan Property by Duane A. Duffy, Glenn E. Duffy, Luke Garvey and James Ober, and Calais Resources Inc., Calais Resources Colorado, Inc. f/b/o Apollo gold, Inc. dated March 12, 2010(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.31
Purchase Agreement by and among Apollo Gold Corporation, Calais Resources Colorado, Inc. Calais Resources Inc. and Duane A. Duffy, Glenn, E. Duffy, Luke Garvey and James Ober dated March 12, 2010(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.32
Promissory Note between Calais Resources Inc. and Walsh Environmental Scientists and Engineers, LLC dated March 23, 2009(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.33
Stock Pledge Agreement by and between Walsh Environmental Scientists and Engineers, LLC and Calais Resources Inc. dated March 23, 2009(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.34
Agreement by Calais Resources Colorado Inc. to Purchase Perpetual Independent Royalty Interest from Tusco, Incorporated dated June 1, 1988(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.35
Purchase Documents related to acquisition of land by Calais Resources Colorado, Inc. from John Spencer Folawn (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.36	Bill of Sale related to Stringtown Mill(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

Exhibit Number	Title
10.37
Purchase Agreement by and among Elkhorn Goldfields, LLC, Calais Resources Inc., Calais Resources Colorado, Inc. and Apollo Gold, Inc. made as of February 1, 2010(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.38
Forbearance Agreement dated as of January 15, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).

10.39
Exploration Agreement dated as of December 31, 2008 between Calais Resources Colorado, Inc. and DRDMJ, LLC.(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.40
Letter re: Payment of Promissory Note dated August 20, 2009 between Calais Resources Colorado, Inc. and R. David Russell(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.41
Settlement Agreement for Certain Debentures dated December 10, 2010 by and among Calais Resources Inc., Marlowe and Judy Harvey and Argus Resources Inc(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.50#	Employment Agreement with Thomas S. Hendricks, dated July 12, 2006(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
10.51#	Employment Agreement with David K. Young, dated July 5, 2006(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
10.52#
Settlement and Release Agreement by and among Calais Resources Inc., Thomas S. Hendricks, and Matthew C. Witt dated March 31, 2005(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.53#
Settlement Agreement by and between Calais Resources Inc. and Matt Witt dated October 28, 2010(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

10.54#
Settlement Agreement by and between Calais Resources Inc. and David Young dated October 27, 2010(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

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

14	Code of Business Conduct and Ethics (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).
21	List of subsidiaries(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
31+
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit Number	Title
99.1	Caribou Property Claims List
99.2	Manhattan Property Claims List

+ - Filed herewith.
# - Compensatory arrangement.
* - To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALAIS RESOURCES INC.

Date: July 14, 2011	By:	/s/ R. D. Russell
R. David Russell
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
July 14, 2011	R. David Russell Chief Executive Officer and Chairman of the Board	/s/ R. D. Russell

July 14, 2011	David K. Young President, Chief Operating Officer and Director (Principal Executive Officer and Principal Financial Officer)	/s/ David K. Young

July 14, 2011	Thomas S. Hendricks Vice President of Exploration and Corporate Development, and Director	/s/ Thomas S. Hendricks

	Art Daher Director	____________________________

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)

INDEX TO THE FINANCIAL STATEMENTS

Description	Page Number
Report of the Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of May 31, 2007, 2006 and 2005	82
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended May 31, 2007, 2006 and 2005, and for the period from December 30, 1986 (inception) through May 31, 2007.	83
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from December 30, 1986 (inception) to May 31, 2007	84
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2007, 2006 and 2005, and for the period from December 30, 1986 (inception) through May 31, 2007.	88
Notes to the Consolidated Financial Statements	90

[STARKSCHENKEIN, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Calais Resources, Inc.

We have audited the accompanying consolidated balance sheets of Calais Resources, Inc. (an exploration stage Company) as of May 31, 2007, 2006 and 2005, and the related consolidated statements of operations, shareholders' (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (December 30, 1986) to May 31, 2004, were audited by other auditors whose report expressed an unqualified opinion and included a going concern paragraph on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calais Resources, Inc. as of May 31, 2007, 2006 and 2005, the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ StarkSchenkein, LLP

Denver, Colorado
July 14, 2011

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of May 31,
	2007	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$-	$76,330	$752
Assets held for sale	-	-	26,500
Prepaid financing fees	-	54,246	96,750
Prepaid expenses and other assets	25,174	14,921	976
Total current assets	25,174	145,497	124,978

Deferred and prepaid financing fees	-	-	398,842
Restricted cash	15,400	15,400	15,400
Mineral interests	313,073	279,956	-
Total assets	$353,647	$440,853	$539,220

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,288,631	$1,477,134	$763,574
Convertible debentures - employee, current portion	125,000	100,000	50,000
Notes payable and current portion of long-term debt	7,403,302	270,458	9,281
Note payable - shareholders	645,909	606,839	681,000
Total current liabilities	9,462,842	2,454,431	1,503,855

Long-term debt	-	5,502,996	4,516,576
Convertible debentures	4,723,979	4,600,798	4,036,090
Convertible debentures - related party	100,000	150,000	200,000
Environmental remediation liabilities	50,000	50,000	50,000
Total liabilities	14,336,821	12,758,225	10,306,521

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 28,945,056, 24,333,351 and 21,114,702 shares issued and outstanding as of May 31, 2007, 2006 and 2005 respectively	24,143,998	23,431,095	22,655,254
Deficit accumulated during the exploration stage	(36,834,528)	(34,579,005)	(31,817,800)
Accumulated other comprehensive loss	(1,292,644)	(1,169,462)	(604,755)
Total Shareholders' Deficit	(13,983,174)	(12,317,372)	(9,767,301)

Total Liabilities and Shareholders' Deficit	$353,647	$440,853	$539,220

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005 AND FOR THE PERIOD FROM DECEMBER 20, 1986 (inception) THROUGH MAY 31, 2007

				December 30, 1986
	For the years ended May 31,			(inception) through
	2007	2006	2005	May 31, 2007

Expenses
General and administrative expense	$1,069,686	$860,332	$918,131	$6,715,042
Exploration and business development expenses	80,263	84,207	334,658	11,984,183
Depreciation and amortization expense	-	-	20,241	202,403
Total operating expenses	1,149,949	944,539	1,273,030	18,901,628

Other (income) and expenses
Loss on impairment	-	-	-	9,312,999
(Gain) on settlement of debts	-	-	(54,544)	(172,224)
Interest and financing fees	1,105,017	1,809,389	3,114,050	8,895,527
Other (income) expense	557	7,277	32,613	(103,402)
Total other (income) and expenses	1,105,574	1,816,666	3,092,119	17,932,900

Loss before income taxes	(2,255,523)	(2,761,205)	(4,365,149)	(36,834,528)
Income tax expense (benefit)	-	-	-	-
Net loss	$(2,255,523)	$(2,761,205)	$(4,365,149)	$(36,834,528)

Other comprehensive loss (income) - foreign currency translation adjustments	123,181	564,708	314,290	1,292,644
Comprehensive loss	$(2,378,704)	$(3,325,913)	$(4,679,439)	$(38,127,172)

Basic and diluted weighted-average number of common shares outstanding	30,149,884	22,569,138	20,361,535

Basic and diluted net loss per common share	$(0.08)	$(0.12)	$(0.21)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2007

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2007 (continued)

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2007 (continued)

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2007 (continued)

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,			December 30, 1986 (Inception) through
	2007	2006	2005	May 31, 2007
Cash flows from operating activities:
Net loss	$(2,255,523)	$(2,761,205)	$(4,365,149)	(36,834,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	-	105,655
Amortization of deferred financing costs	-	-	-	3,369,936
Depreciation and depletion	-	-	20,241	200,736
Non-cash interest expense	986,649	1,729,050	3,106,462	8,328,035
Loss on impairment of mineral properties	-	-	-	8,329,416
Loss on impairment of investment	-	-	-	983,583
Common shares issued in connection with trust deed modification	90,000	-	-	90,000
Common shares issued for services	6,413	44,951	-	556,300
Warrants cancelled for services	-	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	-	155,007
Losses (gains) recognized in connection with debt settlement	-	-	(54,544)	63,128
Gain on sale of property, plant and equipment	-	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	-	7,946,844
Loss on abandonment of mineral properties	-	-	-	300,600
Loss on foreign exchange	-	-	-	318,770
Environmental remediation liability	-	-	50,000	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(10,253)	(13,945)	(15,400)	(68,462)
Increase (decrease) in accounts payable and other current liabilities	200,925	245,292	113,881	1,062,093
(Increase) decrease in other operating assets and liabilities	136,507	(6,576)	102,117	(54,384)
Net cash (used in) operating activities	(845,282)	(762,433)	(1,042,392)	(5,110,571)

Cash flows from investing activities:

Purchase of mineral properties & equipment	(33,117)	(21,467)	(968)	(17,190,703)
Dispositions of equipment	-	26,500	130,000	161,352
Net additions to equipment	-	-	-	(167,929)
Deferred exploration expenditures	-	-	-	(143,071)
Deposit on equipment	-	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	-	(715,932)
Advance to subsidiary	-	-	-	(177,875)
Payable under option agreement	-	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	-	(73,847)
Net cash provided by (used in) investing activities	(33,117)	5,033	129,032	(17,609,404)

See accompanying notes to consolidated financial statements

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,			December 30, 1986 (Inception) through
	2007	2006	2005	May 31, 2007

Cash flows from financing activities:
Proceeds from sale of common shares	$50,000	$625,000	$245,000	17,027,779
Proceeds from sale of private equity	-	345,000	-	345,000
Proceeds from borrowings on long term-debt	1,020,500	-	241,000	6,183,509
Proceeds from borrowings on shareholder note	-	23	4,650	4,673
Repayments of long term debt	(243,431)	(137,045)	(21,353)	(2,115,719)
Repayments of debt - convertible debentures	(25,000)	-	-	(41,426)
Advances to affiliated companies, shareholders and directors	-	-	-	(106,730)
Restricted cash	-	-	-	(31,789)
Share subscriptions received in advance	-	-	-	518,415
Net cash provided by financing activities	802,069	832,978	469,297	21,783,712

Effect of foreign exchange	-	-	-	936,263

Net change in cash and cash equivalents	(76,330)	75,578	(444,063)	-
Cash at beginning of period	76,330	752	444,815	-
Cash at end of period	$-	$76,330	$752	$-

Supplemental Cash Flow Information
Interest expense paid in cash	$28,367	$80,339	$7,588	$428,394
Interest received	$-	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$105,890	$-	$105,890
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$566,221	$55,651	$-	$650,168
Shares issued for mineral property development	$-	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$-	$9,240,146

See accompanying notes to consolidated financial statements

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

NOTE 2 - LIQUIDITY

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $36,834,528, as of May 31, 2007.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing. Since inception through May 31, 2007, we have raised $17,891,194 through the sale of equity securities and $6,188,182 through the issuance of debt instruments which has been used primarily to provide operating funds, repay long term debt  acquire mineral interests and property and equipment. Subsequent to May 31, 2007, we have acquired an additional $5,279,700 in financing (Note 13).  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

The fair value of the asset retirement obligation is measured using expected future cash flow discounted at our credit-adjusted, risk-free interest rate.

We have recorded an environmental remediation obligation which provides for the recognition, disclosure and subsequent measurement of liabilities related to pollution arising from some past act, corrective-action provisions of the Resource Conservation and Recovery Act, or analogous state and non-U.S. laws and regulations. During the fiscal year ended May 31, 2005 we recorded an environmental remediation obligation of $50,000 (Note 5). We believe this amount to be adequate for subsequent fiscal periods and continue to monitor this accordingly.

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate of short-term maturity of these financial instruments.  Fair values of assets and liabilities measured on a recurring basis as of May 31, 2007, 2006, and 2005 included convertible debentures, notes payable, common stock issuable and long-term debt.  The reported amounts approximated fair value as of the balance sheet date.

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

Net Loss Per Common Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying stock options and warrants outstanding as of May 31, 2007, 2006 and 2005 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

NOTE 4 – MINERAL INTERESTS

As of May 31, 2007, 2006 and 2005, respectively, our mineral properties are carried at $313,073, $279,956 and $nil. We review and evaluate long-lived assets for impairment at least on an annual basis or when there has been a significant change in circumstance.  The analyses performed during the periods presented resulted in no recognition of impairment expense during the fiscal years ended May 31, 2007, 2006 and 2005. Since our inception we have recorded impairment expense of $9,312,999.

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

NOTE 6 – DEBT

A summary of notes payable outstanding at May 31, is as follows:

	2007	2006	2005
Current Portion
Note payable (“mortgage”)	$5,222,095	$-	$-
Accrued interest (“mortgage”)	892,654	-	-
Note payable (“Calim”)	1,020,500	-	-
Note payable (“Congo Chief”)	262,697	264,100	-
Note payable – shareholders (“Duffy”)	645,909	606,839	681,000
Other	5,356	6,358	9,821
Total Current Portion	8,049,211	877,297	690,281
Long Term Portion
Note payable (“mortgage”)	-	5,222,095	4,500,000
Accrued interest (“mortgage”)	-	280,901	16,576
Total Long Term Portion	-	5,502,996	4,516,576
Totals	$8,049,211	$6,380,293	$5,206,857

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

the note’s maturity was extended to December 15, 2006 and the default interest rate was reduced from 15% to 12.9% per annum.

On December 15, 2006, we and MFPI agreed to extend the maturity of the note to March 15, 2007.  As of March 16, 2007, we defaulted on the note agreement and remained in default until February 2010.

Subsequent to May 31, 2007,  in February 2010, all amounts outstanding including principal, accrued interest and accrued late fees totaling $7,755,622 payable to MFPI were paid in full as a component of the February 2010 debt restructure. (Note 13)

Calim Payable

In July 2006, the Company entered into an agreement with MFPI Capital Partners (“Calim”), which, among other provisions related to MFPI mortgage loan, provides for non-interest bearing cash advances.  During 2007, the Company received cash totaling $1,020,500 under this agreement.  Subsequent to May 31, 2007, the Company received cash totalling $150,000 under this agreement.

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

NOTE 7 - DEBENTURES

A summary of convertible debentures outstanding at May 31 is as follows:

	2007	2006	2005

Debentures (a)	$4,723,979	$4,600,798	$4,036,090
Debentures (b)	225,000	250,000	250,000
Total debentures payable	$4,948,979	$4,850,798	$4,286,090
Less: Current portion	(125,000)	(100,000)	(50,000)
Long-term portion	$4,823,979	$4,750,798	$4,236,090

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

In December 2010, $4,306,347 of the debentures was converted into 9,550,368 shares of common stock at $0.15 per share valued at $1,432,555 and in exchange for $259,149 in cash (Note 13). The remaining debenture, totaling $743,765 matured on May 31, 2011.  We are currently in default related to the repayment of the principal. We are in discussion with the note holders with respect to reaching a settlement agreement.  We anticipate that amounts owing related to this note will be settled in shares of our common stock.

(b) This debenture is owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  As of May 31, 2007, 2006, and 2005 the unpaid balance on this note amounted to $225,000, $250,000, and $250,000 respectively.  We repaid $25,000 of this debenture in 2007.  We repaid $119,500 of this debenture in 2009, $60,000 in 2010 and the remaining $45,500 in 2011.

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

The table below sets forth anticipated expenditures under the patented and unpatented claims as well as our royalty interests as of:

May 31, 2008	$52,595
May 31, 2009	63,471
May 31, 2010	76,752
May 31, 2011	75,345
May 31, 2012	75,793
Total	$343,956

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

2007	2006	2005
28,945,056	24,333,351	21,114,702

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

•
In July 2006, we issued 3,782,955 shares of restricted common stock and issued 4,782,955 warrants to MFPI.  The common stock price was $0.15 per share and the warrants had an exercise price of $0.25 per share with an expiration dates ranging from December 2006 to December 2010. The shares of common stock were issued in connection with the execution of a letter agreement between Calim/MFPI and us wherein MFPI acquired the Broadway Mortgage (Note 8).

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

The value of the warrants as discussed above was determined using the Black-Scholes model for pricing.  The following table represents the assumptions used in the Black-Scholes pricing model:

	2007	2006	2005
Expected Term	-	5 years	-
Risk free Interest Rate	-	4.09%	-
Expected Dividend Yield	-	None	-
Volatility	-	162.66%	-

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

A summary of the activity as of and for the years ended May 31, are as follows:
	Number of Shares	Weighted Average Exercise Price
Options Outstanding May 31, 2004	1,232,500	$3.34

Options Exercisable May 31, 2004	1,232,500	$3.34

Grants	-
Forfeits	-
Expirations	(82,500)	$0.80
Options Outstanding May 31, 2005	1,150,000	$3.52

Options Exercisable May 31, 2005	1,150,000	$3.52

Grants	-
Forfeits	-
Expirations	(50,000)	$0.33
Options Outstanding May 31, 2006	1,100,000	$3.67
Options Exercisable May 31, 2006	1,100,000	$3.67

Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2007	1,100,000	$3.67
Options Exercisable May 31, 2007	1,100,000	$3.67

We considered legacy pronouncement SFAS 123(R), which became effective as of the beginning of the first interim or annual reporting period that began subsequent to June 15, 2005 when assessing the impact of stock options granted prior to May 31, 2004. As all options were vested as of May 31, 2004, and there were no grants, modifications, repurchases, or other activity during the fiscal years ended May 31, 2007, 2006, or 2005, we have not adopted any of the three transition approaches as prescribed by SFAS 123(R).

We deemed that the “Modified Perspective,” “Modified Retrospective,” and “Limited Retrospective” approaches were not applicable. Therefore, we did not recognize stock-based compensation expense during the reporting periods presented above, nor have we recorded any deferred financing cost at the end of the respective reporting periods.

The 1,100,000 options to purchase our common shares outstanding at May 31, 2007 expired during the fiscal year ended May 31, 2010.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005
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

Income tax expense (benefit) consists of the following for the fiscal years ended May 31:

	2007	2006	2005
Current taxes	$-	$-	$-
Deferred taxes	(824,222)	(1,016,051)	(1,839,215)
Less: valuation allowance	824,222	1,016,051	1,839,215
Net income tax provision (benefit)	$-	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended May 31 due to the following (expressed as a percentage of pre-tax income):

	2007	2006	2005
Federal taxes at statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	3.01%	3.01%	3.01%
Permanent items	-0.02%	-0.02%	-0.04%
Alternative minimum tax	0.00%	0.00%	0.00%
Valuation allowance	-36.50%	-36.50%	-36.00%
Expiring NOLs, change in tax rate and other adjustments	-1.49%	-1.49%	-1.97%
Effective income tax rate for continuing operations	0.00%	0.00%	0.00%

As of May 31 the components of these temporary differences and the deferred tax asset were as follows:

	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$9,361,632	$8,582,396	$7,732,651
Stock grants	84,207	42,103	-
Debentures issued for compensation	85,523	95,025	95,025
Exploration costs	25,254	54,895	89,377
Accrued compensation	122,281	114,680	103,625
Other	87,754	73,949	67,371
Gross deferred tax assets	9,766,651	8,963,048	8,088,049

Deferred tax liabilities:
Financing fees	-	-	151,600
Other	-	20,619	10,072
Gross deferred tax liabilities	-	20,619	161,672
Net deferred tax assets before valuation allowance	9,766,651	8,942,429	7,926,377
Valuation allowance	(9,766,651)	(8,942,429)	(7,926,377)
Deferred tax assets (liabilities), net	$-	$-	$-

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

As of May 31, 2007, 2006, and 2005 we had $26,892,000, $24,756,000, and $22,436,000, respectively, in net operating loss carry-forwards available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire through 2027.

	Canada	US	Total
2011	$114,000	$-	$114,000
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	$5,476,000	$5,476,000
2019	-	$4,963,000	$4,963,000
2020	-	$66,000	$66,000
2021	-	$534,000	$534,000
2022	-	$401,000	$401,000
2023	-	$718,000	$718,000
2024	-	$8,152,000	$8,152,000
2025	-	$2,126,000	$2,126,000
2026	-	$2,320,000	$2,320,000
2027	-	$2,136,000	$2,136,000
	$114,000	$26,892,000	$27,006,000

We have not filed our federal income tax returns for 2005 through 2007.  Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities.  However, no tax expense will be recorded as a result of a full valuation allowance.

On June 1, 2007, we adopted the provisions of ASC Topic 740, regarding uncertainty in income taxes. Management has not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns, as noted above.

NOTE 12 – RELATED PARTY TRANSACTIONS

Wages and other Payables

Due to the financial difficulties we faced during the 2005 – 2007 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

	2007	2006	2005
David K. Young (1)	$181,988	$137,404	$120,821
Thomas Hendricks (2)	4,000	1,500	1,500
Matthew Witt (3)	127,750	127,750	127,750
	$313,738	$266,654	$250,071

(1) David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  Subsequent to May 31, 2007, in January 2011, Mr. Young relinquished his CEO title and was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50% 2,270,420 restricted shares of our common stock valued at $0.10 per share or $227,042 (Note 13).

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

(2) Subsequent to May 31, 2007, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due. (Note 13).

(3)  Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into subsequent to May 31, 2007 on October 28, 2010 by and between us and Mr. Witt.  Under this 2010 settlement, Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares at $0.0762 per share or $152,468, of our common stock and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 13).

Debentures

The Canadian-dollar-denominated convertible debentures (Note 7) are owned by companies or persons related to a shareholder and former director.  These convertible debentures were subject to a settlement in December 2010 (Note 13).

The U.S. Debentures are owned by an officer/shareholder and are recognized as Convertible debentures – related party on our Consolidated Balance Sheets.

Debt

During the three fiscal years ended through May 31, 2007, we renegotiated on numerous occasions the terms of a note payable to Duffy (Note 6).  During several of these renegotiations, Duffy was issued shares and/or warrants as part of the settlement.

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

Settlements

Since May 31, 2007, we have executed against a plan to settle our trade payables with certain of our vendors as well as wages and other payables owed to current and former employees of ours, either by paying outstanding balances in full or by entering into agreements for mutually agreed-upon settlement amounts.  These efforts are ongoing.  Since May 31, 2007, we recognized net gains of $312,931 related to settlements and releases on our trade payables and wages payable in our Consolidated Statements of Operations.  In addition, we  issued 4,370,420 shares of restricted stock related to these settlements.

On October 27, 2010, we and Mr. David Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50%, 2,270,420 restricted shares of our common stock valued at $0.10 per share or $227,042.

In October and November 2010, we have paid Mr. Hendricks $319,220 against both current and aged wages payable balances as well as convertible debenture balances due.

Matthew Witt served as our Chief Financial Officer from August 2003 until February 7, 2005.  On March 31, 2005, we, then-President and CEO Thomas Hendricks and Mr. Witt entered into a Settlement and Release Agreement wherein, among other things, we agreed to pay Mr. Witt (a) $127,750 for all wages, including vacation, paid personal leave, bonus or otherwise, which were due, owing and accrued through February 7, 2005 and (b) all amounts owed to Mr. Witt for any of our business expenses incurred by Witt as an employee of ours (at the time, an additional $49,718), in exchange for release of certain claims and liabilities of ours.  This Settlement and Release agreement was later superseded by a Settlement Agreement entered into On October 28, 2010 we reached a settlement agreement with Matt Witt.   Mr. Witt agreed to accept as full payment for all amounts owed to him under the earlier Settlement and Release Agreement 2,000,000 restricted shares of our common stock valued at $0.0762 per share or $152,468 and $25,000 in cash. These shares were issued and cash released in November 2010 (Note 12).

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

Shareholders’ Deficit

Common Stock Sales – Since May 31, 2007, we have issued a total of 122,779,930 shares of common stock.  Since May 31, 2007, we have issued 67,187,620 shares of common stock for total cash proceeds of $5,279,700 and 55,592,310 shares of our common stock in connection with the settlement of debt and accrued liabilities, acquisitions of mineral interests, for services, and as payment for trade accounts payable as described further below.

Subsequent to May 31, 2011 - Subsequent to May 31, 2011, we have issued 2,500,000 shares of our common stock at $0.20 per share to four accredited investors for net cash proceeds of $500,000.

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

•	In December 2010, we issued 9,550,368 shares of our common stock at $0.15 per share to accredited investors in connection with the settlement of four convertible debentures totaling $1,432,555.

•
In December 2010, we issued 536,666 shares of our common stock at $0.06 per share to accredited investors for net cash proceeds of $32,200. In addition we issued 2,666,666 shares of our common stock at $0.08 per share to accredited investors for net cash proceeds of $200,000.

•	In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share in connection with fundraising and consulting services valued at $357,425.

•	In December 2010, we issued 100,000 shares of our common stock at $0.17 per share in connection with the settlement of previously accrued liabilities.

•	In January 2011 we issued 2,033,333 shares of our common stock valued at $0.17 per share in connection with fundraising and consulting services valued at $345,667

•	In January 2011, we issued 66,666 shares of our common stock at $0.06 per share to an accredited investor in for net cash proceeds of $4,000.

•	In February 2011, we issued 1,764,706 shares of our common stock at $0.17 per share to accredited investors for net cash proceeds of $300,000.

•	In March 2011, we issued 40,000 shares of our common stock at $0.06 per share to an accredited investor for net cash proceeds of $2,400.

•	In April 2011, we issued 1,000,000 shares of our common stock at $0.05 per share to an accredited investor for net cash proceeds of $50,000.

•	In May 2011 we issued 7,000,000 shares of our common stock at $0.10 per share to an accredited investor for net cash proceeds of $700,000.

•
In May 2011 we issued 193,852 shares of our common stock at $0.18 in connection with consulting services provided to us in fiscal 2006. These amounts had previously been recorded as accrued liabilities on our balance sheet.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

•
In September 2009, we issued 5,067,650 shares of restricted Common stock in connection with the settlement of a note payable due a shareholder related to our default on an exploration and development agreement.  The Common stock price was $0.17 per share, and the total value of the common shares issued amounted to $861,501.  In connection with the issuance of these shares we have recorded a loss on default of the exploration agreement in the amount of $456,901; this amount has been included in other (income) loss on our consolidated income statement.

•
In September 2009, we issued 1,000,000 shares of restricted Common stock in connection with a consulting agreement for investor relation services.  The Common stock price was $0.17 per share. We recognized the expense of $170,000 ratably over the term of the three month term of the agreement.

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
FISCAL YEARS ENDED MAY 31, 2007, 2006 AND 2005

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

•
In April 2008, we issued 250,000 shares of restricted common stock as partial consideration for the purchase of a royalty interest.  The common stock price was $0.13 per share.  We have valued this transaction at $32,500 and it has been recorded as a component of our properties.

Warrants – Since May 31, 2007, we have issued 32,748,196 warrants to purchase our common shares as discussed below.

Subsequent to May 31, 2011 – In June and July 2011 we issued 1,250,000 warrants to purchase our common stock at $0.30 per share. These warrants were issued in connection with the sale of 2,500,000 common stock units in June 2011 and July 2011 the warrants expire in June and July 2012.

•
Fiscal 2011 Transactions – During the year ended May 31, 2011 we issued 7,000,000 warrants to purchase our common shares at $0.12 expiring in May 2012. The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.

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