Form 10-K/A
period 2007-05-31
CALAIS RESOURCES INC
filed 2011-08-12
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
_____________________
FORM 10-K/A
Amendment No. 1

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
______________________
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

EXPLANATORY NOTE

The information contained in this Annual Report on Form 10-K/A amends only Item 14 of Part III of the originally filed Annual Report on Form 10-K filed with the SEC on July 14, 2011 (the “Original Report”) and includes currently dated certifications filed as exhibits.

This Annual Report on Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on July 14, 2011.  Accordingly, this Form 10-K/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-K/A in relation to the fiscal years ending May 31, 2008, 2009 and 2010, filed with the SEC in conjunction with the filing of this report.

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

KPMG LLP audited our financial statements for the fiscal year ended May 31, 2004.

Fees paid to KPMG LLP and StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2004 through May 31, 2007 are as follows:

Fiscal Year	Audit Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2004	KPMG LLP	Cdn$96,000	-	Cdn$10,000	-
2005-2007	StarkSchenkein	$27,382	-	-	-

To the best of our knowledge, during the fiscal years listed above, fifty percent or less of the hours expended on the audit of our financial statements by our auditors were attributed to work performed by persons other than the auditor’s full-time permanent employees.

In addition to the fees shown in the above table, fees paid to our auditors during the fiscal years ended May 31, 2005 through May 31, 2007 are as follows:

Fiscal Year	Audit Firm	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005	KPMG LLP	$52,362	-	-	-
2006	KPMG LLP	$50,690	-	-	-
2007	Hein & Associates LLP	$5,000	-	-	-

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee. The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to KPMG LLP and StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2004 through May 31, 2007 were pre-approved by the Board.

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

CALAIS RESOURCES INC.

Date: August 11, 2011	By:	/s/ David K. Young
David K. Young, President

EXHIBIT INDEX
Exhibit Number	Title
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