Form 10-K/A
period 2009-05-31
CALAIS RESOURCES INC
filed 2011-08-12
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
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

EXPLANATORY NOTE

The information contained in this Annual Report on Form 10-K/A amends Items 1 and 2 of Part I, Item 7 of Part II, and Item 13 of Part III to label certain information for 2005, 2006 and 2007 as being audited, and amends the disclosure in Item 14 of Part III of the originally filed Annual Report on Form 10-K filed with the SEC on June 10, 2011 (the “Original Report”). Currently dated certifications are filed as exhibits to this amended report.

This Annual Report on Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on June 10, 2011.  Accordingly, this Form 10-K/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-K/A in relation to the fiscal years ending May 31, 2005 through 2007, 2008 and 2010, filed with the SEC in conjunction with the filing of this report.

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

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all of the six subsequent fiscal years from the fiscal year ended May 31, 2005 through the fiscal year ended May 31, 2010.  During the fiscal years ended May 31, 2009, 2008, 2007, 2006 and 2005, we generated net losses of $2.9 million, $2.9 million, $2.3 million, $2.8 million, and $4.4 million, respectively, and did not generate revenue in any of these periods.  We ended the 2009 fiscal year with an accumulated deficit during the exploration stage of $42.7 million.

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

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2009, 2008, 2007, 2006, and 2005, we had working capital deficits of $12.6 million, $10.7 million, $3.3 million, $2.3 million, and $1.4 million, respectively.

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

Consulting Fees

We paid consulting fees and expense reimbursements of $58,300, $12,500, $13,750 in fiscal years 2007, 2006, and 2005, respectively, to Herbert Hendricks, the brother of Thomas Hendricks, an officer and director of the Company, as compensation for overseeing certain exploration activities in Panama and other various consulting activities.

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

Fees paid to StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2005 through 2009 are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005-2007	$27,382	-	-	-
2008	$12,206	-	-	-
2009	$14,706	-	-	-

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

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee. The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2005 through May 31, 2009 were pre-approved by the Board.

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