Form 10-K/A
period 2010-05-31
CALAIS RESOURCES INC
filed 2011-08-12
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

The information contained in this Annual Report on Form 10-K/A amends Items 1 and 2 of Part I, Item 7 of Part II, and Item 13 of Part III to label certain information for 2005, 2006, 2007, and 2008 as being audited, and amends the disclosure in Item 14 of Part III of the originally filed Annual Report on Form 10-K filed with the SEC on May 9, 2011 (the “Original Report”). Currently dated certifications are filed as exhibits to this amended report.

This Annual Report on Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on May 9, 2011.  Accordingly, this Form 10-K/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-K/A in relation to the fiscal years ending May 31, 2005 through 2007, 2008 and 2009, filed with the SEC in conjunction with the filing of this report.

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

In March 2010, the Duffy Note was acquired by Brigus Gold Corp. as part of the Company’s debt restructure as described below.

Defaults

Prior to February 1, 2010, Calais was in default on approximately $10.6 million based on the following:

Note Amount	(approximate)
Broadway Loan	$7,700,000
Additional Caribou Loan	1,450,000
Congo Chief Note	380,000
Purchase Agreement	$9,530,000
Duffy Note	1,100,000
Total Debt	$10,630,000

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

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all of the six subsequent fiscal years from the fiscal year ended May 31, 2005 through the fiscal year ended May 31, 2010.  During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we generated net losses of $3.2 million, $2.9 million, $2.9 million, $2.3 million, $2.8 million, and $4.4 million, respectively, and did not generate revenue in any of these periods.  We ended the 2010 fiscal year with an accumulated deficit during the development stage of $45.8 million.

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

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we had working capital deficits of $17.7 million, $12.6 million, $4.0 million, $3.3 million, $2.3 million and $1.4 million, respectively.

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

During the fiscal years ended May 31, 2010, 2009, 2008, 2007, 2006 and 2005, we have raised approximately $15.4 million through a number of private placement involving both debt and equity securities.  A summary of the capital infused into the Company is as follows:

	Year Ended May 31,
	2010	2009	2008	2007	2006	2005	Total
Duffy Group -
S ecured note payable	$-	$-	$184,084	$-	$-	$241,000	$425,084
MFPI ("Mortgage") -
Secured note payable	-	-	-	-	258,489	-	258,489
Shareholder advances	-	-	150,000	1,020,500	-	-	1,170,500
Other notes payable and capital leases	-	282,000	-	-	-	-	282,000
Brigus -
Secured note payable	10,253,878	-	-	-	-	-	10,253,878
Other private placements -
Units of common stock and warrants in exchange for cash	177,500	248,400	1,258,900	50,000	970,000	245,000	2,949,800
Total capital raised	$10,431,378	$530,400	$1,592,984	$1,070,500	$1,228,489	$486,000	$15,339,751

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

Fees paid to StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2005 through 2010 are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005-2007	$27,382	-	-	-
2008	$12,206	-	-	-
2009	$14,706	-	-	-
2010	$22,206

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

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee. The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2005 through May 31, 2010 were pre-approved by the Board.

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