Form 10-K
period 2011-05-31
CALAIS RESOURCES INC
filed 2011-08-29
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
________________________
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal years ended May 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No []

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]  No [X]  (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

As of August 22, 2011, the registrant had 152,234,754 shares of common stock outstanding.

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

Chalcopyrite - copper bearing sulphide.

CNI 43-101 – NI 43-101 is a national instrument for the ‘‘Standards of Disclosure for Mineral Projects’’ within Canada. The Instrument is a codified set of rules and guidelines for reporting and displaying information related to mineral properties owned by, or explored by, companies which report these results on stock exchanges within Canada. This includes foreign-owned mining entities that trade on trading markets overseen by the Canadian securities administrators.

Cretaceous - The geologic time that is part of the Mesozoic era covering the period from 144 to 66 million years ago.

Epithermal - refers to the process of near surface ore deposition by fluids from an intrusive source; said of a mineral deposit formed within about 1 km of the earth’s surface and in the temperature range 50 - 200 degrees C, occurring mainly as veins. Also said of that environment.

Exploration stage – Includes all issuers engaged in the search for mineral deposits (reserves) which are not in either the development or production stage.

Galena - Lead sulfide mineral.

Gneiss– A common and widely distributed type of rock formed by high-grade regional metamorphic processes from pre-existing formations that were originally either igneous or sedimentary rocks. Gneissic rocks are coarsely foliated and largely re-crystallized but do not carry large quantities of micas, chlorite or other platy minerals.

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

NSR – Net smelter royalty.

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

Mesothermal - Refers to a mineral deposit formed at moderate depth hence at “moderate” temperature and pressures: said of a hydrothermal mineral deposit formed at considerable depth and in the temperature range of 200 - 300 degrees C. Also said of that environment.

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

Precambrian - Noting or pertaining to the earliest era of earth history, ending 570 million years ago, during which the earth’s crust formed and life first appeared in the seas.

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

tpy – tons per year

Unpatented Mining Claim - A mineral claim staked on federal, state or, in the case of severed mineral rights, private land to which a deed from the U.S. Government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. The claim may or may not be subject to production royalties payable to that governing authority although at this time there are no royalties payable on unpatented mining claims.

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

During the fiscal year ended May 31, 2011, we continued to experience significant financial difficulties.  While we were able to acquire some cash through equity and debt financing transactions, this cash was used primarily to provide operating funds, pay trade creditors and maintain our operating permits, properties and mineral interests. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we are unable to obtain additional funds we may be forced to curtail or case our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders.

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

All of the Company’s property interests are in the exploration stage and do not contain any “reserves,” as that term is defined in Industry Guide 7 adopted by the SEC. The term “reserves” is defined in Industry Guide 7 as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.”  Industry Guide 7 is available from the SEC’s website at:

http://www.sec.gov/about/forms/industryguides.pdf.

Mineral exploration involves significant risk and few properties that are explored are ultimately developed into producing mines.  The probability of an individual prospect ever having reserves that meet the requirements of Industry Guide 7 is extremely remote.  The Company’s property interests, in all probability, do not contain any reserves and any funds spent on exploration of the Company’s property interests will probably be lost. If any of the Company’s exploration programs are successful, the Company will require additional funds to advance the property beyond the exploration stage.  Substantial expenditures are required to establish reserves through drilling, to develop metallurgical processes to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.  If the Company is unable to secure additional funding, the Company may lose its interest in one or more of its mineral claims and/or may be required to cease all activities.

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

Property Exploration and Maintenance Activities

Our property exploration and drilling activities were severely limited during the fiscal year ended May 31, 2011, due to an ongoing working capital shortage as described previously.  The following discussion describes our historical exploration and maintenance activities.

During our 2004 fiscal year, we commenced a drilling program on our Caribou project which was intended to expand the mineral resources we had already identified on this property. During September and October 2003, we drilled two core holes at a cost of approximately $250,000, and subsequently drilled an additional four holes at a cost of approximately $500,000. We also have updated all of the geologic information about the Caribou project in a three-dimensional program which we expect will assist us in determining future exploration activities and whether additional development drilling is warranted. We have not identified any reserves or determined whether commencement of commercial production is warranted.  Subject to receipt of adequate funding, a pilot scale underground mining program and additional exploration drilling program are expected to commence in the summer of 2011 to further identify potential mining areas and confirm mining methods and operating costs.  The results of these programs will be used to further evaluate the Caribou project.  We have continuously maintained all of our permits, including exploration, operating, water discharge, air quality control, and explosive licenses.  We have also commissioned technical reports on our assets.  These Canadian National Instrument 43 – 101 Technical Reports were completed in February 2011 and were filed on SEDAR.  We did not conduct any additional exploration work on our Nevada prospect during the years ended May 31, 2011 and 2010 due to the aforementioned working capital shortages, but we continue to fund work to ascertain the status of title to the Nevada prospect.  Furthermore, we obtained an agreement from Marlowe Harvey (a significant shareholder, former officer and director of the Company, and the person who has agreed to transfer a significant portion of the Manhattan prospect to Calais) pursuant to which he recognized his responsibility to provide us evidence of good title to the mineral interests in Nevada.  Mr. Harvey and certain affiliates have assigned the title they hold in the Nevada properties to us, but there are other title conflict issues that must be resolved.  Although we believe we have enforceable contractual rights to acquire title to the disputed mineral interests in Nevada, at the present time issues surrounding the ownership of those mineral interests remain. See “Item 2. Properties – Manhattan Prospect; Nevada, USA: Gold Exploration.”  We have been assigned only portions of the ownership interest in these properties, and have located 56 of our own unpatented claims in the area.  We have recorded notice of our joint venture agreement concerning the prospect, and the 2004 Settlement Agreement with Argus Resources, Inc. (“Argus”), Nevada Manhattan Mining, Inc. (“NMMI”) and Moran Holdings, Ltd., in Nye County, Nevada.

During the fiscal years ended May 31, 2011 and 2010, we incurred exploration and business development and general and administrative expenses as follows:

	Fiscal Year Ended May 31,
	2011	2010
Exploration and Business Development Expenses	$164,086	$64,541
General and Administrative Expenses	$2,150,971	$1,060,289

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

Colorado

Calais, its predecessors and their joint venture partners, have periodically dedicated substantial time and effort to detect and to cure any title problems which have been identified concerning the patented mining claims. These past efforts have included full record title searches on key prospects.  Recently, we have worked with one of our lenders to remove additional title exceptions from the lender’s policy issued to them.  These searches have focused, however, on the Caribou Mine interests and the Cross Mine interests, which were the subject of past or historical mining activity. The majority of the patented acreage owned or controlled by the Company is located at Caribou, Colorado, and past exploration activity has focused on both the Caribou and Cross Mine project areas.We have relied upon title insurance and title searches focusing on the period 1974 to date, and/or updating information contained in the title policies as issued or re-issued.  See also “Item 2. Properties.”

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

Employees

As of the end of our 2011 fiscal year, we had three full-time employees: David Russell, our Chief Executive Officer and Chairman of the Board of Directors, David Young, our President and Chief Operating Officer, and Thomas

Hendricks, our Vice President of Exploration and Corporate Development. We have used and continue to use independent contractors for our mineral operations and certain day-to-day business operations, as necessary.

ITEM 1A. RISK FACTORS.

Not required for Smaller Reporting Companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for Smaller Reporting Companies.

ITEM 2. PROPERTIES.

Executive Offices

Our U.S. corporate offices are located in Lakewood, Colorado. We currently lease approximately 200 square feet at a rate of $262 per month for our corporate offices on a month-to-month basis from a non-affiliated third party. We also have operational offices on our Caribou prospect for which we pay no rent (since we own the property).

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

As of May 31, 2011 and 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Caribou project:

	Fiscal Year Ended May 31,
	2011	2010

Mineral Interests	$-	$-
Furniture Fixtures and Equipment	$11,801	$-

Location of Property

The Property is approximately 35 minutes from the city of Boulder, to the town of Nederland along Colorado State Highway 119. The road access from Nederland to the Project is about 15 minutes, over 4.7 mi (7.6 km) of County Road 128. The Project has year around access. The Project site is adjacent to the county road. See Figure 2-1.

Figure 2-1
Caribou Project Location Map

Royalties, Agreements and Encumbrances

Calais’ 129 patented claims were acquired in approximately three dozen acquisitions over a period of 39 years. Calais has obtained a master title policy covering nearly all of the project properties, including properties in the permit area. The major acquisitions for patented lands within the resource area and permit area are described below. Additionally, three claims are leased from the Duane Smith Trust, also discussed below. See Exhibit 99.1.

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

The New York mill site, Brazilian lode and Brazilian mill site patented claims were transferred (together with others, totaling 78 properties) to AAI as part of a larger financing transaction involving AAI. An agreement executed in 1999 assigned a 100% interest in the right to acquire 35 claims from third parties to AAI for $0.5 million. An agreement executed in 2000 assigned a 100% interest in an additional 43 claims to AAI for $3.5 million ($1.2 million cash and $2.3 million note). Both transfers were made subject to a recorded right to redeem and re-acquire held by the Company and further subject to a note and deed of trust in the amount of $2.3 million, held by the Company. The Company has 10-years to redeem or re-acquire the properties.  As discussed above, in March 2004, Mr. Harvey and his affiliates entered into a settlement agreement with Calais which, among other things, included a more precise definition of Calais’ right (which expires August 31, 2011, but can be extended for an additional ten years if AAI’s right to convert the debenture is extended as well) to repurchase the interest of AAI in the Caribou prospect, including the payment of Cdn$747,728 for the reacquisition, and AAI’s right to convert that debenture before it is paid.  AAI is delinquent on the $2.3 million note to the Company. No royalties were assigned or transferred to AAI. The settlement agreement had the effect of cancelling the $2.3 million note.

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

Congo Chief Acquisition

On October 26, 2005, we acquired the 20-acre Congo Chief patented lode mining claim from the Estate of John W. Snyder for a price of $280,000.  This large, patented lode claim was in the immediate vicinity of other claims held by us and by AAI. We acquired the claim with the assistance MFPI Partners, LLC, which provided funding for the acquisition, and which holds a first deed of trust on the subject property in the amount of $258,956. This note was originally payable on February 21, 2006, subject to any applicable extensions. We defaulted on the note and negotiated with MFPI Partners and were unable to reach a formal resolution to the default.  In February 2010 this note was acquired by Brigus Gold as part of our debt restructure discussed further below.

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

On February 1, 2010, Brigus, Elkhorn Goldfields and Calais entered into a definitive purchase agreement (the “Purchase Agreement”).  Pursuant to terms of the Purchase Agreement, Brigus sold all of the capital stock of Montana Tunnels in exchange for the Notes.  The Elkhorn Goldfields’ and the Lenders’ security interests in the properties against which the Original Notes and the Congo Chief Note are secured were transferred to Brigus as part of the transaction.  The Original Notes matured on July 31, 2005 (although they were never repaid) and bear interest at the rate of 12.9% per annum.  The Congo Chief Note matured on February 21, 2006 (although it was never repaid) and bears interest at the rate of 12% per annum or a default rate of 18% per annum.  Pursuant to the Purchase Agreement, Brigus agreed to forebear on the Original Notes and the Congo Chief Note until February 1, 2011.  In connection with the Purchase Agreement, Calais agreed to execute and deliver a promissory note to Brigus evidencing the Additional Caribou Loan (the “Additional Unsecured Note”).  The Additional Unsecured Note bears interest at the rate of eight percent per annum and had an initial maturity date of February 1, 2011.

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

In an Extension Agreement dated June 8, 2011, Brigus agreed to extend the forbearance period to October 31, 2011 in exchange for a cash payment of $1,000,000. The funds were applied to accrued but unpaid interest on the Notes.

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

	2012	2013	2014	2015	2016
Patented	$11,114	$11,114	$11,114	$11,114	$11,114
Unpatented	14,700	14,700	14,700	14,700	14,700
Royalties	18,000	18,000	18,000	18,000	18,000
Leases	5,200	5,200	5,200	6,200	6,200
Totals	$49,014	$49,014	$49,014	$50,014	$50,104

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

In 1890, George Teal, a prominent Colorado mining man, hired Ernest LeNeve Forester, to reopen the mine.  This was designed to be a test-mining program over a two-month period to evaluate the potential profitability.  At this time, the property consisted of one patented claim, the Cross Survey #518 (Foster and Carrol 1890).

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

Past Exploration and Development

Because of working capital shortages, we performed limited exploration work on the Caribou project during the fiscal years ended May 31, 2011 and 2010.   The following table sets forth the amounts spent by the Company on exploration activities on the Caribou property during those fiscal years:

	Fiscal Year Ended May 31,
	2011	2010
Exploration Expenses	$123,609	$37,631

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

A second major phase of mine development occurred from 1933 to 1939 under the ownership of the Cross Gold Mining Company.  During this period, development included an 850ft (259m) crosscut, a winze 235ft (72m) long and development on the -75ft (23m) level, the -150ft (46m) level and the -225ft (69m) level.  The Cross Gold Mining Company had developed within the Cross, Crown Point and Rare Metals Veins and mentioned underground exploration to intersect the Romeo Vein.  At this time, all mine work had focused mainly on ore development and very little actual mining had been conducted.  No mill existed on the site and development ore was shipped to the ASARCO smelter in Leadville, Colorado.

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

To maintain unpatented mining claims in good standing, a claim holder must make annual maintenance fee payments to the BLM of $140.00 per claim, plus a $10.00 per claim process fee, for a total of$150 per claim.  Fees are payable in the county in which the claims are located.

We believe that all claim filings are current and that the claims are valid until August 31, 2011, when the next annual maintenance fee payments and filings are due.

The table below summarizes our future obligations related to the prospect area. Failure to make the minimum payments as presented below might result in the loss of the mining claims, underlying the prospect area.

	2012	2013	2014	2015	2016
Patented	$581	$591	$601	$611	$611
Unpatented	26,198	26,643	27,096	27,557	27,557
Totals	$26,779	$27,234	$27,697	$28,168	$28,168

Ownership of Project claims is divided into two areas:

•	Manhattan South Project Area (MSPA). This areas consists of 28 patented claims and 127 unpatented claims; and
•	Manhattan North Project Area (MNPA). This area consists of 56 unpatented claims.

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

Past Exploration and Development

Exploration work on the Manhattan Project claims consists of geologic mapping, rock chip sampling, geophysical surveys, drilling and underground drifting.  The majority of the modern bedrock mapping was conducted by Shawe during the period from 1984 to 2004.  Shawe also conducted rock chip sampling of the quartz veins in the North Manhattan area prior to his report on the same in 1986.

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

The following table sets forth the amounts spent by the Company on exploration activities during fiscal 2011 and 2010 on the Manhattan prospect:

	Fiscal Year Ended May 31,
	2011	2010
Exploration Expenses	$40,478	$27,076

As of May 31, 2011 and May 31, 2010, we had recorded the following amounts for mineral interests and furniture, fixtures and equipment (net of depreciation and impairments) on the Manhattan prospect:

	May 31,
	2011	2010
Mineral Interests	$-	$-
Furniture, Fixtures and Equipment	$-	$-

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

Further, under the December 15, 2010 settlement, Argus accepted as full payment for its debenture (originally totaling $220,723) 659,730 shares of our restricted common stock valued at $0.15 per share or $98,960. These shares were issued on December 20, 2010.

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

We have recorded an environmental remediation liability of $50,000, which management believes is the most likely cost outcome for these activities.  This environmental remediation liability is an estimate and it is reasonably possible that this estimate could change in the near term or that costs to remediate these claims could exceed management’s estimates.  Management intends to undertake a program to rectify these issues during the fall months of 2011.

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

On July 25, 2011, the Administrative Law Judge issued an Initial Decision ordering revocation of the registration of our common stock under the Exchange Act.

On August 12, 2011, we filed a Petition for Review of the Initial Decision with the Commission.  Because the Petition has been filed, the Initial Decision shall not become final until the Commission rules on the Petition.  See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

ITEM 4. (Removed and Reserved).

PART II

ITEM 5.   MARKET FOR REGISTANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Also on February 24, 2011, the SEC issued an order instituting public administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend for a period not exceeding twelve months or revoke the registration of our common stock under Section 12 of the Exchange Act.  A copy of the SEC’s order is publicly available at www.sec.gov under Litigation – Administrative Proceedings.  A pre-hearing conference was held on March 29, 2011 with an administrative law judge from the Securities and Exchange Commission.  Conferences were also held on May 10, 2011, June 24, 2011 and July 18, 2011.

On July 25, 2011, the Administrative Law Judge issued an Initial Decision ordering revocation of the registration of our common stock under the Exchange Act. On August 12, 2011, we filed a Petition for Review of the Initial Decision with the Commission.  Because the Petition has been filed, the Initial Decision shall not become final until the Commission rules on the Petition.

The high and low bid prices as quoted, during the applicable periods, on the Pink Sheets and OTC-Bulletin Board for the Company’s Common Shares for the last six completed fiscal years is as follows.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Bid Prices
	2011		2010
Period	High	Low	High	Low
1st Quarter	$0.12	$0.05	$ 0.20	$ 0.03
2nd Quarter	$0.19	$0.07	$ 0.25	$ 0.07
3rd Quarter	$0.39	$0.15	$ 0.14	$ 0.06
4th Quarter	$0.34	$0.15	$ 0.12	$ 0.03

Our Common Shares are issued in registered form and are not registered to trade in the United States in the form of American Depository Receipts (ADR’s) or similar certificates.

Holders of Common Equity

As of August 25, 2011, the number of stockholders of record was 434.

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

The Investment Canada Act generally prohibits implementation of a reviewable investment by an individual, government or agency thereof, corporation, partnership, trust or joint venture (each an “entity”) that is not a “Canadian” as defined in the Investment Canada Act (a “non-Canadian”), unless after review, the Director of Investments appointed by the minister responsible for the Investment Canada Act is satisfied that the investment is likely to be of net benefit to Canada.  An investment in the common shares by a non-Canadian other than a “WTO Investor” (as that term is defined by the Investment Canada Act, and which term includes entities which are nationals of or are controlled by nationals of member states of the World Trade Organization) when the Company was not controlled by a WTO Investor, would be reviewable under the Investment Canada Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Canada Act, was $5,000,000 or more, or if an order for review was made by the federal cabinet on the grounds that the investment related to Canada’s cultural heritage or national identity, regardless of the value of the assets of the Company.  An investment in ourcommon shares by a WTO Investor, or by a non-Canadian when the Company was controlled by a WTO Investor, would be reviewable under the Investment Canada Act if it was an investment to acquire control of the Company and the value of the assets of the Company, as determined in accordance with the regulations promulgated under the Investment Canada Act was not less than a specified amount, which as specified in 2010 was any amount in excess of Cdn$299 million.  A non-Canadian would acquire control of the Company for the purposes of the Investment Canada Act if the non-Canadian acquired a majority of the common shares.  The acquisition of one third or more, but less than a majority of the common shares would be presumed to be an acquisition of control of the Company unless it could be established that, on the acquisition, the Company was not controlled in fact by the acquirer through the ownership of the common shares.

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

Recent Sales of Unregistered Securities

The following table provides a listing of securities issued by the Company during the fiscal year ended May 31, 2011, which were not registered under the Securities Act of 1933.  We relied upon the exemption from registration contained in Section 4(2) of the Securities Act as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price ($)	Expiration Date	Consideration ($)

Fiscal 2011
06/10	4 directors	Common stock	9,500,000	-	-	-	760,000	(a)
06/10	1 accredited investors	Common stock	500,000	-	-	-	26,645	(c)
06/10	1 accredited investor	Common stock	1,000,000	-	-	-	50,000	(a)
08/10	1 accredited investor	Common stock	650,000	-	-	-	52,000	(b)
08/10	1 accredited investor	Common stock	1,000,000	-	-	-	49,894	(c)
09/10	8 accredited investors	Common stock	4,500,000	-	-	-	270,000	(b)
10/10	8 accredited investors	Common stock	5,753,334	-	-	-	345,200	(b)
10/10	2 officers	Common stock	4,270,420	-	-	-	379,510	(c)
11/10	28 accredited investors	Common stock	18,718,332	-	-	-	1,139,099	(b)
12/10	2 accredited investors	Common stock	9,550,368	-	-	-	1,432,555	(d)
12/10	6 accredited investors	Common stock	3,203,332	-	-	-	232,200	(b)
12/10	2 accredited investors	Common stock	2,102,500	-	-	-	357,425	(a)
01/11	1 accredited investor	Common stock	100,000	-	-	-	17,000	(c)
01/11	1 accredited investor	Common stock	66,666	-	-	-	4,000	(b)
01/11	2 accredited investors	Common stock	1,333,334	-	-	-	226,667	(a)
02/11	1 accredited investor	Common stock	700,000	-	-	-	119,000	(a)
02/11	3 accredited investors	Common stock	1,764,706	-	-	-	300,000	(b)
04/11	1 accredited investor	Common stock	1,000,000	-	-	-	50,000	(b)
05/11	1 accredited investor	Common stock	193,852	-	-	-	55,651	(c)
05/11	1 accredited investor	Units (e)	7,000,000	7,000,000	0.12	05/09/14	700,000	(b)
____________
(a)	Issued for services.
(b)	Issued for cash consideration.
(c)	Issued in connection with a settlement agreement.
(d)	Issued for settlement of debt.
(e)	Each Unit consisting of one share of restricted Common stock and one warrant to purchase one share of Common stock.

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

Recent Events

As reported in our Form 8-K filed with the Securities and Exchange Commission on December 27, 2005, during our 2005 fiscal year, we experienced severe financial difficulties wherein we were left substantially without cash, employees or legal or audit services.  Since that time, we have made several private placements of equity securities in order to pay pressing debt obligations, including aged accounts payable and substantial sums owed to legal, accounting and audit service providers.  We also refinanced and changed the terms of our debt agreements in order to postpone payments until such time as we could secure additional financing.  Further, we ceased certain operating activities for substantially all subsequent fiscal years between May 31, 2005 through May 31, 2011.  During the fiscal years ended May 31, 2011, and 2010 we generated net losses of $1.6 million, and $3.1 million respectively. and did not generate revenue in any of these periods.  At May 31, 2011, we had an accumulated deficit during the development stage of $47.4 million.

From inception through May 31, 2004, we accounted for all activities using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”).  During this time, our functional currency for reporting purposes was the Canadian dollar.  Because the company’s operations, management team and land holdings exist substantially within the United States, management deemed it appropriate to change our functional reporting currency to the U.S. dollar and our basis for accounting to U.S. General Accepted Accounting Principles (“U.S. GAAP”), in accordance with ASC Topic 830.

Results of Operations

2011

During the fiscal year ended May 31, 2011, we generated a net loss of $1.6 million.  The primary components of this loss were as follows:

General and administrative expense of $2.1 million which includes:

•	$0.4 million in wages and benefits expense

•	$1.4 million in consulting and professional fees, primarily related to fees related to investor relations services as well as ongoing legal, accounting and audit fees
•	$0.3 million of public relations, travel and other general office expense

Exploration and business development expenses of $0.2 million which primarily consisted of property lease costs and geological consulting expense.

Other income (net of other expenses) of $0.7 million which includes:

•
$2.9 million gain related to debt settlements, primarily driven by gains associated with the settlement of certain convertible debentures, as well as settlement of wages payable with an officer of the company.

•
$0.8 million in interest and financing fees, of which substantially all related to interest on outstanding debt instruments as well as interest arising from a February 2010 debt restructure, wherein Brigus Gold purchased substantially all of our short-term and long-term debt.

•	$1.4 million foreign currency transaction loss recognized on the settlement of certain convertible debentures noted above.

Results of Operations

Comparative results of operations - 2011 to 2010

During the fiscal year ended May 31, 2011, we generated a net loss of $1.6 million, compared to a net loss of $3.1 million in the fiscal year ended May 31, 2010, or a decrease of $1.6 million.  The primary components of this decrease were as follows:

General and administrative expenses increased $1.0 million, from $1.1 million in 2010 to $2.1 million in 2011.  The increase includes:

•
A decrease of $0.4 million in wages and benefits, primarily due to the 2010 expense arising from the pro-rated vesting of 4 million restricted shares of common stock granted to our Board of Directors as payment for services between June 1, 2005 and August 31, 2008

•	An increase of $1.2 million in consulting and professional fees related to investor relations services as well as ongoing legal, accounting and audit fees
•	An increase of $0.2 million of public relations, travel and other general office expense

Exploration and business development expenses increased $0.1 million from $0.1 million in 2010 to $0.2 million in 2011.  The increase was primarily due to geological consulting expense.

Other income (net of other expenses) changed $2.7 million from other expenses of $2.0 million in 2010 to other income of $0.7 million in 2011.  The net change includes:

•
A decrease of $1.2 million in interest and financing fees, of which substantially all related to 2010 interest on outstanding debt instruments as well as interest arising from a February 2010 debt restructure, wherein Brigus Gold purchased substantially all of our short-term and long-term debt.

•	An increase of $2.5 million in net gains due to:
o
In 2011 a $2.9 million gain related to debt settlements, primarily driven by gains associated with the settlement of certain convertible debentures, as well as settlement of wages payable with an officer of the company.

o	In 2010 a $0.3 million gain related to debt settlements, primarily driven by gains associated with the February 2010 debt restructure, as described in “Liquidity and Capital Resources” below.
o	In 2010 a $0.1 million gain recognized on the sale of slag at our Nevada property.
•	An increase of $1.0 million in net losses due to:

o	In 2011 a $1.4 million foreign currency transaction loss recognized on the settlement of certain convertible debentures noted above.
o
In 2010 a $0.4 million loss related to default on an exploration development agreement we entered into with an investor and our now-current Chief Executive Officer.  Under the agreement, we received cash proceeds during fiscal year 2009.  Due to a substantial increase in the price of our common stock between the date of the cash contributions under the agreement and the date the stock was issued to the other parties in the agreement in fiscal year 2010, we recognized a loss of $0.4 million during our 2010 fiscal year.

Going Concern

The report of our independent registered public accounting firm on the financial statements for the years ended May 31, 2011 and 2010, includes explanatory paragraphs that express substantial doubt or uncertainty regarding our ability to continue as a going concern.  Since inception, we have generated cumulative net losses of $47.4 million and we anticipate that we will experience losses in future periods.  Our ability to establish ourselves as a going concern is dependent upon our ability to either refinance our current outstanding obligations or obtain additional funding, or both, and there are no assurances that either of these can occur in the foreseeable future or at all.

Liquidity and Capital Resources

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities, as discussed further below.  These capital-raising activities have historically provided us with cash for our limited operations and have been the source of financing for the accumulation of mineral interest properties.  However, because our liquidity is so reliant on these activities and because, to date, we have been unable to generate revenue, our current liabilities have consistently exceeded our current assets during the last six fiscal years, thereby creating working capital deficits in those years.  As of May 31, 2011 and 2010 we had working capital deficits of $11.6 million and $17.7 million respectively.

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

As of May 31, 2011, we had $913,182 in cash and cash equivalents, which was not sufficient to fund ongoing operations.  Net cash used in, or provided by, operating, investing and financing activities for the fiscal years ended May 31, 2011, and 2010 were as follows:

	Year Ended May 31,
	2011	2010

Net cash used in operating activities	$(1,939,926)	$(351,413)
Net cash (used in) provided by investing activities	$(15,613)	$-
Net cash provided by financing activities	$2,840,802	$379,332

Net cash used in operating activities.  Net cash used in operating activities are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash (used in) provided by investing activities.  Net cash (used in) provided by investing activities primarily relate to purchases of exploratory drilling equipment.

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

During the fiscal years ended May 31, 2011 and 2010, we have raised approximately $13.5 million through a number of private placement involving both debt and equity securities.  A summary of the capital infused into the Company is as follows:

	Year Ended May 31,
	2011	2010

Brigus -
Secured note payable	$-	$10,253,878
Other private placements -
Units of common stock and warrants in exchange for cash	3,092,500	177,500

Total capital raised	$3,092,500	$10,431,378

Capital raising activities - Debt

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

Capital raising activities - Other Private Placements of Units of Common stock and Warrants

We issued Units to a number of accredited investors, each Unit consisting of one share of restricted Common stock and a Warrant to purchase one share of Common stock.  For fiscal years 2011 and 2010, the Company issued Units as follows:

	Year Ended May 31,
	2011	2010

Cash consideration	$ 3,092,500	$ 177,500

Number of Units	42,656,370	3,150,000

Unit price	$0.05 - $0.17	$0.05 - $0.0625

Warrant exercise price	$0.12	$0.20

Warrant expiration	05/14	08/12 - 02/13

Contractual Obligations

The following table summarizes aggregate information about our contractual cash obligations as of May 31, 2011 and the periods in which payments are due:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$10,253,878	$10,253,878	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	383,206	75,793	76,248	231,165	-
Purchase obligations	-	-	-	-	-
Royalties	150,000	-	-	-	150,000
Environmental remediation obligation	50,000	25,000	25,000	-	-
Total	$10,837,084	$10,354,671	$101,248	$231,165	$150,000

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

Mineral Properties

Mineral property acquisition costs are initially capitalized as tangible assets when purchased.  When facts and circumstances warrant, or at least once per fiscal year, we evaluate the carrying costs of these assets for impairment, as described previously.  Once proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method of the estimated life of the probably reserve.  Mineral property exploration costs are expensed as incurred.  Estimated future removal and site restoration costs, when determinable, are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.  As of May 31, 2011, we had not established any proven or probably reserves on our mineral properties and have incurred only acquisition and exploration costs.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Eide Bailly

On October 18, 2010, (the “Eide Bailly Engagement Date”), our Board of Directors approved the appointment of Eide Bailly, LLP (“Eide Bailly”) as our independent registered public accounting firm.  During our two most recent fiscal years, the subsequent interim periods thereto, and through the Eide Bailly Engagement Date, neither us nor anyone on our behalf consulted with Eide Bailly regarding either: (i) the application of accounting principles to a specified or contemplated transaction or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a “disagreement”  or “event” as defined in Item 304(a)(1) of Regulation S-K.

On February 28, 2011, (the “Eide Bailly Dismissal Date”), the registrant dismissed Eide Bailly LLP as its independent registered public accounting firm.  Eide Bailly was engaged on October 18, 2010 to audit the registrant’s financial statements commencing with the fiscal year ended May 31, 2005.  Eide Bailly has notified the registrant of a violation of a Public Company Accounting Oversight Board independence rule.  While Eide Bailly had completed audits of the registrant’s financial statements for the years ended May 31, 2005, 2006, 2007, 2008, 2009 and 2010, none of the audited financial statements were filed with the SEC.  The registrant’s board of directors determined that it could not proceed to file its delinquent reports with the SEC unless it dismissed Eide Bailly because of the independence issue.

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

On March 10, 2011, (the “StarkSchenkein, Engagement Date”), the registrant engaged StarkSchenkein, LLP as its independent registered public accounting firm.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011, being the date of our completed fiscal year ends.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below. In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s annual report on internal control over financial reporting

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

Under the supervision and with the participation of our management, including David K. Young (our functioning principal executive officer and principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2011.

As a result of our material weaknesses described below, management has concluded that, as of May 31, 2011, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at May 31, 2011:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS ANDCORPORATE GOVERNANCE.

The following table lists the names and ages of our directors, executive officers and key employees as of the date of this report.

Name	Age	Position
R. David Russell	54	Director – January 2011 to present and July 2005 to August 2008 Chairman – January 2011 to present Chief Executive Officer – January 2011 to present
David K. Young	58	Director – July 2005 to present President – February 2006 to present Chief Operating Officer – January 2011 to present Chief Executive Officer – February 2006 to January 2011
Thomas Hendricks	62	Director – 1998 to present Vice President of Exploration and Corporate Development February 2006 to present President – 2000 to February 2006
Art Daher	78	Director – 1995 to present

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

Thomas S. Hendricks. Mr. Hendricks has been a director of the Company since 1988 and an officer since 2006.  Mr. Hendricks was the original owner of Hendricks Mining, Inc. (“HMI”) which owned the Cross / Caribou gold and silver mines near Nederland, Colorado.  Mr. Hendricks formed HMI in 1974 for the purpose of acquiring and operating the Cross Mine and neighboring mineral interests. Mr. Hendricks has been engaged in exploring and limited mining operations at the Cross Mine and neighboring mineral interests (now referredto as the “Caribou prospect”) on a full time basis since 1971. Mr. Hendricks is not an officer or a director of any other company whose shares are registered under the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth information about the remuneration of our executive officers during each of the fiscal years ended May 31, 2011 and 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
R. David Russell(1)	2011	29,167	200,000	-	-	229,167
David K. Young(2)	2011 2010	175,000 175,000	240,000 45,000	- -	- -	415,000 220,000
Thomas Hendricks(3)	2011 2010	150,000 150,000	240,000 45,000	- -	- -	390,000 195,000
_______________________
(1)	Mr. Russell has served as the Chairman and Chief Executive Officer since January 2011.

(2)
Mr. Young was appointed as President and Chief Executive Officer in February 2006.  Mr. Young was appointed Chief Operating Officer when Mr. Russell was appointed Chief Executive Officer in January 2011.

(3)
Mr. Hendricks has served as a director since 1998 and was President of the Company from 2000 to February 2006.  Mr. Hendricks has served as Vice President of Exploration and Corporate Development since February 2006.

Employment and Compensation Arrangements

In July 2006, the Company entered into an employment agreement with David K. Young, as its President and Chief Executive Officer.  The agreement had no expiration and provided for compensation to Mr. Young of $175,000 annually, and a monthly automobile allowance.  In the event that Mr. Young is terminated without cause, the agreement provides for severance equal to 36 months of salary, plus 50% of entitled bonuses.  In addition, upon termination described above, health coverage for Mr. Young will continue for a period of 36 months.The agreement also includes a provision pursuant to an Effective Change in Control, whereby Mr. Young will have been deemed terminated without cause, and the provisions discussed above will become effective.

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

Outstanding Equity Awards at Fiscal Year-End

All of the stock awards shown above in the Summary Compensation table were fully vested upon grant.  Accordingly, at May 31, 2011, there were no stock awards that had not vested.

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

The following table sets forth the compensation paid to members of our Board of Directors, who were not executive officers, during each of the fiscal years ended May 31, 2011 and 2010.

Director Compensation
Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Art Daher (1)	2011 2010	- -	80,000 45,000	- -	- -	- -	- -	80,000 45,000
________________
(1)	Mr. Daher has served as a director since 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

As of May 31, 2011, there were no outstanding options.

Beneficial Ownership

Set forth below is information regarding the beneficial ownership of our common stock, as of August 15, 2011 by (i) each person whom we know owned, beneficially, more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of the current directors and executive officers as a group.  We believe that, except as otherwise noted below, each named beneficial owner has sole voting and investment power with respect to the shares listed.  Unless otherwise indicated herein, beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares beneficially owned.  Shares of common stock subject to convertible instruments or warrants currently exercisable or exercisable within 60 days of June 30, 2011 are deemed outstanding for purposes of computing the percentage ownership of the person holding such instruments or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Beneficial Ownership Information

Beneficial Owner & Address	Number of Shares Beneficially Owned as of August 15, 2011(1)	Percent of Class(2)
R. David Russell(3)	11,715,650	7.7%
David K. Young	6,270,420	4.0%
Thomas Hendricks(4)	4,785,667	3.0%
Art Daher(5)	2,340,450	1. 5%
Officers and Directors as a group (4 persons)(6)	25,112,187	16.5%
Marlowe and Judy Harvey(7)	9,550,368	6.2%
Glenn Duffy(8)	8,316,725	5.5%
_______________
(1)
To the best of the Company’s knowledge, none of the shares listed for these officers and directors has been pledged as security.  Except for Glenn Duffy, the address of those listed is c/o Calais Resources Inc., P.O. Box 653, 4415 Caribou Road, Nederland, Colorado 80466.

(2)
If a stockholder holds options or other securities that are exercisable or otherwise convertible into our common stock within 60 days following August 15, 2011, we treat the shares of common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate that stockholder’s percentage ownership of our common stock. We do not consider those shares to be outstanding when we calculate the percentage ownership of any other stockholder.

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
(7)
Mr. and Mrs. Harvey’s address is 47015 Extrom Road, Chiliwack, British Columbia, Canada V2R 4V1.  Includes 659,730 shares held of record by Argus Resources, a company of which Mr. Harvey is an officer and significant shareholder.

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

Wages and Other Payables

Due to the financial difficulties we faced during the 2011 and 2010 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:
	2011	2010

David K. Young (1)	$-	$417,833
Thomas Hendricks (2)	69,995	366,820
Matthew Witt (3)	-	127,750
	$69,995	$911,863
___________
(1)
David K. Young has served on our Board since July 30, 2005 and as our President and Chief Executive Officer since February 10, 2006.  In January 2011, Mr. Young relinquished his CEO title and was appointed as our Chief Operating Officer.  He remains our President.  On October 27, 2010, we and Mr. Young entered into a Settlement Agreement wherein Mr. Young agreed to relinquish and waive $227,042 in wages owed to him, which constituted 50% of the total wages he was owed as of August 31, 2010.  Mr. Young agreed to accept as full payment for the remaining 50%, 2,270,420 restricted shares of our common stock valued at $0.10per share or $227,042.  See also “Item 11. Executive Compensation – Employment and Compensation Arrangements.”

(2)
In 2011, we have paid Mr. Hendricks $383,300 against both current and aged wages payable balances as well as convertible debenture balances due.  See also “Item 11. Executive Compensation – Employment and Compensation Arrangements.”

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

Debentures

As of May 31, 2011 and 2010, the Company had outstanding convertible debentures payable to shareholders, current officers, and former officers and directors of the Company as set forth below:

	2011	2010

Debentures (a)	$702,964	$4,809,649
Debentures (b)	-	45,500
Total debentures payable	$702,964	$4,855,149
Less: Current portion	(702,964)	(4,855,149)
Long-term portion	$-	$-
______________
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

In December 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock valued at $0.15 per share or $1,432,555 and in exchange for $259,149 in cash as described more fully below. The remaining debenture, totaling Cdn$747,728, matured in May 2011.  At May 31, 2011, we were in default on the debenture and subsequent to May 31, 2011, we are in negotiations with the holder to cure the default.

(b)
This debenture was owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture is non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $25,000 of this debenture in 2007, $119,500 in 2009, $60,000 in 2010, and the remaining $45,500 in 2011.  At May 31, 2011, the balance of the unpaid debenture was $0.

Lynne Martin Settlement

We entered into a Settlement Agreement with Lynne Martin regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of the Company until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and the second payment of $27,470 on March 18, 2011, and the third payment of $28,681 on June 16, 2011.

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

We and Argus Resources agreed that Argus Resources would accept as full payment for its debenture 659,730 restricted shares of our common stock valued at $0.15per share or $98,960.  The shares were issued on December 20, 2010.

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

At the time of the Brigus transaction, our current R. David Russell, our current Chairman, CEO and a director of the Company, was President and CEO of Apollo Gold Corporation, a predecessor of Brigus.  Mr. Russell also beneficially owns approximately 7.7% of our outstanding common stock. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Shareholder Note

In connection with an Exploration Agreement dated December 31, 2008 (the “Exploration Agreement”) between the Company and DRDMJ, LLC, a company owned and controlled by R. David Russell, on December 20, 2008, the Company issued a one-year note payable to R. David Russell, who at the time was a shareholder of the Company and is currently the Company’s Chief Executive Officer and Chairman of the Board, in the amount of $405,410 in consideration for cash of approximately $300,000. The cash was to be used for development at the Cross Gold mine with ore processing at the Gold Hill mine.  In August 2009 the Company defaulted on its agreement with Mr. Russell and issued 5,067,650 shares of our common stock valued at $861,501 as consideration for our default on the Exploration Agreement and recorded expenses of $456,905 in connection with this.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountants Fees

As disclosed in “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” the Board has appointed StarkSchenkein, LLP (“StarkSchenkein”) as our independent registered public accounting firm to audit our financial statements for the fiscal years ended May 31, 2005 through2011 and to perform other appropriate accounting services.  StarkSchenkein has served as our independent registered public accounting firm since March 10, 2011, and has no relationship with us other than that arising from their employment as our independent registered public accounting firm.

Fees paid to StarkSchenkein with respect to our financial statements covering the fiscal years ended May 31, 2011 and 2010 are as follows:

Fiscal Year	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2011	$35,000	-	-	-
2010	$22,206	-	-	-

To the best of our knowledge, none of the hours expended on the audit of our financial statements by StarkSchenkein were attributed to work performed by persons other than StarkSchenkein’s full-time permanent employees.

Pre-Approval Policies and Procedures

Our board of directors does not currently have an audit committee and has not adopted a formal pre-approval policy. Therefore, our full board of directors is functioning as the Company’s audit committee. The Board has considered whether the provision of the non-audit services described above by an external auditor is compatible with maintaining the auditor’s independence, and determined that these non-audit services are compatible with the required independence. The Board pre-approves all services to be provided to our company by the independent auditors.  This includes the pre-approval of (i) all audit services, and (ii) any significant (i.e., not de minimis) non-audit services.  Before granting any approval, the Board gives due consideration to whether approval of the proposed service will have a detrimental impact on the auditor’s independence.  All services provided by and fees paid to our independent auditors during the fiscal years ended May 31, 2011 and 2010 were pre-approved by the Board.

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

10.35
Purchase Documents related to acquisition of land by Calais Resources Colorado, Inc. from John Spencer Folawn(Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).

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

10.56
Extension Agreement dated as of June8, 2011 by and among Brigus Gold Corp., Brigus Gold, Inc., Calais Resources Inc. and Calais Resources Colorado, Inc. (Incorporated herein by reference from exhibits filed with the Company’s Form 8-K dated June 8, 2011 and filed June 10, 2011).

Exhibit Number	Title
14	Code of Business Conduct and Ethics (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).
21	List of subsidiaries (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
31+
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

32+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1+	Caribou Property Claims List.
99.2+	Manhattan Property Claims List.

+ - Filed herewith.
# - Compensatory arrangement.
* - To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Calais Resources Inc.

Date: August 29, 2011	By:	/s/ R. David Russell
R. David Russell
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Name and Title	Signature
August 29, 2011	R. David Russell Chief Executive Officer and Chairman of the Board	/s/ R. David Russell

August 29, 2011	David K. Young President, Chief Operating Officer and Director (Principal Executive Officer and Principal Financial Officer)	/s/ David K. Young

August 29, 2011	Thomas S. Hendricks Vice President of Exploration and Corporate Development, and Director	/s/ Thomas S. Hendricks

August 29, 2011	Art Daher Director	/s/ Art Daher

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)

INDEX TO THE FINANCIAL STATEMENTS

Description	Page Number
Report of the Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of May 31, 2011 and 2010	72
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended May 31, 2011 and 2010, and for the period from December 30, 1986 (inception) through May 31, 2011.	73
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from December 30, 1986 (inception) to May 31, 2011	74
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2011 and 2010, and for the period from December 30, 1986 (inception) through May 31, 2011.	79
Notes to the Consolidated Financial Statements	81

[STARKSCHENKEIN, LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Calais Resources, Inc.

We have audited the accompanying consolidated balance sheets of Calais Resources, Inc. (an exploration stage Company) as of May 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' (deficit) and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from inception (December 30, 1986) to May 31, 2004, were audited by other auditors whose report expressed an unqualified opinion and included a going concern paragraph on those financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Calais Resources, Inc. as of May 31, 2011 and 2010, the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ StarkSchenkein, LLP

Denver, Colorado

August 26, 2011

3600 South Yosemite Street * Suite 600 * Denver, CO 80237 * P: 303.694.6700 * TF: 888.756.3985 * F: 303.694.6761 * www.starkcpas.com
An Independent Member of BKR International

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of May 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$913,182	$27,919
Prepaid expenses and other assets	39,961	15,063
Total current assets	953,143	42,982

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Fixed assets, net	15,313	-
Total assets	$1,043,856	$118,382

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,631,568	$2,669,242
Convertible debentures, current portion	702,964	4,809,649
Convertible debentures - employee, current portion	-	45,500
Notes payable and current portion of long-term debt	10,253,878	10,253,878
Total current liabilities	12,588,410	17,778,269

Royalty interest	150,000	150,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	12,788,410	17,978,269

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 149,184,986, and 76,278,142 shares issued and outstanding as of May 31, 2011 and May 31, 2010, respectively	35,866,729	29,299,883
Deficit accumulated in the exploration stage	(47,371,579)	(45,781,468)
Accumulated other comprehensive loss	(239,704)	(1,378,302)
Total Shareholders' Deficit	(11,744,554)	(17,859,887)

Total Liabilities and Shareholders' Deficit	$1,043,856	$118,382

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED
MAY 31, 2011 AND 2010 AND FOR THE PERIOD FROM DECEMBER 30, 1986 (inception)
THROUGH MAY 31, 2011

	For the years ended May 31,		December 30, 1986 (inception) through
	2011	2010	May 31, 2011

Expenses
General and administrative expense	$2,150,971	$1,060,289	$12,314,977
Exploration and business development expenses	164,086	64,541	12,381,953
Depreciation and amortization expense	299	-	202,702
Total operating expenses	2,315,356	1,124,830	24,899,632

Other income and expenses
Loss on impairment	-	-	9,808,572
(Gain) loss on settlement of debts	(2,927,785)	(313,549)	(3,388,742)
Interest and financing fees	835,770	1,957,778	14,439,345
Foreign currency transaction loss	1,367,871	-	1,367,871
Other (income) expense	(1,101)	356,090	244,901
Total other income and expenses	(725,245)	2,000,319	22,471,947

Loss before income taxes	1,590,111	3,125,149	47,371,579
Income tax expense (benefit)	-	-	-
Net loss	$1,590,111	$3,125,149	$47,371,579

Other comprehensive (income) loss - foreign currency translation adjustments	(1,138,598)	164,738	239,705

Comprehensive loss	$451,513	$3,289,887	$47,611,284

Basic and diluted weighted-average number of common shares outstanding	116,519,712	64,660,175
Basic and diluted loss per common share	$0.01	$0.05

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2011

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2011 (continued)

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2011 (continued)

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
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2011 (continued)

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

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(DEFICIT) AND OTHER COMPREHENSIVE (LOSS) INCOME
 FOR THE PERIOD FROM DECEMBER 30, 1986 (Inception) TO MAY 31, 2009 (continued)

	Common Stock
	Shares	Amount	Accumulated Deficit During the Development Stage	Comprehensive (Loss) Income	Total Stockholders Deficit
Balance at May 31, 2007	28,945,056	$24,143,998	$(36,834,528)	$(1,292,644)	$(13,983,174)

Shares issued for cash @ $.08 per share	7,775,000	622,000			622,000
Shares issued for cash @ $.08 per share	1,950,000	156,000			156,000
Shares issued for services @ $0.12 per share	750,000	90,000			90,000
Shares issued for cash @$.08 per share	2,211,250	176,900			176,900
Shares issued for cash @$.08 per share	2,550,000	204,000			204,000
Shares issued for cash @$.08 per share	1,250,000	100,000			100,000
Shares issued for note payable restructure @ $ 0.13 per share	1,185,496	154,114			154,114
Shares issued for mineral interest and royalties	250,000	32,500			32,500
Warrants issued		93,089			93,089
Warrants issued		153,754			153,754
Other comprehensive income (loss)				(386,779)	(386,779)
Net loss			(2,906,085)		(2,906,085)

Balance at May 31, 2008	46,866,802	25,926,355	(39,740,613)	(1,679,423)	(15,493,681)

Shares issued for cash @ $.08 per share	1,062,500	85,000			85,000
Shares issued for cash @ $.08 per share	1,562,500	125,000			125,000
Shares issued for note payable restructure @ $ 0.15 per share	1,021,000	153,233			153,233
Shares issued for cash @ $ 0.08 per share	480,000	38,400			38,400
Warrants issued		150,939			150,939
Warrants issued		62,490			62,490
Other comprehensive income (loss)				465,859	465,859
Net loss			(2,915,706)		(2,915,706)

Balance at May 31, 2009	50,992,802	26,541,417	(42,656,319)	(1,213,564)	(17,328,466)

Shares issued to Directors @ $ 0.09 per share	4,000,000	360,000			360,000
Shares issued for settlement of debt @ $0.17 per share	511,000	86,870			86,870
Shares issued for note payable restructure @ $ 0.14 per share	1,249,900	174,985			174,985
Shares issued for cash @ $.05 per share	1,200,000	60,000			60,000
Shares issued in connection with settlement agreement @ $0.17 per share	5,067,650	861,500			861,500
Shares issued for services @ $0.17 per share	1,000,000	170,000			170,000
Shares issued for payment of note @ $ 0.09 per share	10,306,790	927,611			927,611
Shares issued for cash @ $.05 per share	250,000	12,500			12,500
Shares issued for cash @ $.05 per share	100,000	5,000			5,000
Shares issued for cash @ $.0625 per share	1,600,000	100,000			100,000
Other comprehensive income (loss)				(164,737)	(164,737)
Net loss			(3,125,149)		(3,125,149)

Balance at May 31, 2010	76,278,142	29,299,883	(45,781,468)	(1,378,302)	(17,859,887)

Shares issued to Directors @$.08 per share	9,500,000	760,000			760,000
Shares issued for settlement of payables @$.05 per share	500,000	26,645			26,645
Shares issued for services @$.08 per share	1,000,000	50,000			50,000
Shares issued for cash @$.08 per share	650,000	52,000			52,000
Shares issued for settlement of payables @$.05 per share	1,000,000	49,894			49,894
Shares issued for cash @$.06 per share	4,500,000	270,000			270,000
Shares issued for cash @$.06 per share	5,753,334	345,200			345,200
Shares issued for cash @$.06 to $.075 per share	18,718,333	1,139,100			1,139,100
Shares issued for settlement of debt @$.076 to $.10 per share	4,270,420	379,510			379,510
Shares converted from Debentures @ $.15 per share	9,550,368	1,432,555			1,432,555
Shares issued for cash @$.06 to $.075 per share	3,203,332	232,200			232,200
Shares issued for services @$.17 per share	2,102,500	357,425			357,425
Shares issued for cash @$.06 per share	66,666	4,000			4,000
Shares issued for settlement of wages @ $.17 per share	100,000	17,000			17,000
Shares issued for services @$.17 per share	2,033,334	345,667			345,667
Shares issued for cash @$.17 per share	1,764,706	300,000			300,000
Shares issued for cash @$.05 per share	1,000,000	50,000			50,000
Shares issued for cash @$.10 per share	7,000,000	700,000			700,000
Shares issued for settlement of liabilities @$.29 per share	193,852	55,651			55,651
Other comprehensive income (loss)				1,138,598	1,138,598
Net loss			(1,590,111)		(1,590,111)

Balance at May 31, 2011	149,184,986	$35,866,729	$(47,371,579)	$(239,704)	$(11,744,554)

See accompanying notes to consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,		December 30, 1986 (inception) through
	2011	2010	May 31, 2011

Cash flows from operating activities:
Net loss	$(1,590,111)	$(3,125,149)	$(47,371,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	299	-	201,035
Non-cash interest expense	820,670	854,517	11,839,900
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	1,102,597	1,048,053
Common shares issued for services	753,092	170,000	1,524,441
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Losses (gains) recognized in connection with debt settlement	(2,927,785)	(313,549)	(3,098,846)
Gain on sale of property, plant and equipment	-	-	4,873
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	456,090	456,090
Loss on foreign exchange	1,367,871	-	1,686,641
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(22,953)	(2,625)	(81,303)
Increase (decrease) in accounts payable and other current liabilities	(293,281)	813,931	2,518,029
(Increase) decrease in other operating assets and liabilities	(47,728)	(307,225)	(202,667)
Net cash used in operating activities	(1,939,926)	(351,413)	(9,573,592)

Cash flows from investing activities:
Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	-	-	161,352
Net additions to equipment	(15,613)	-	(183,542)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	(15,613)	-	(17,916,006)

See accompanying notes to consolidated financial statements

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31,	December 30, 1986 (inception) through
	2011	2010	May 31, 2011
Cash flows from financing activities:
Proceeds from sale of common shares	$3,092,500	$177,500	$21,805,079
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	-	10,253,878	17,029,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of long term debt	-	(9,992,046)	(11,902,794)
Repayments of debt - convertible debentures	(251,698)	(60,000)	(472,624)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415

Net cash provided by financing activities	2,840,802	379,332	27,466,517

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	885,263	27,919	913,182
Cash at beginning of period	27,919	-	-
Cash at end of period	$913,182	$27,919	$913,182

Supplemental Cash Flow Information
Interest expense paid in cash	$15,100	$-	$1,203,333
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with accrued liabilities	$815,651	$360,000	$1,175,651
Common shares issued for debt restructuring	$-	$-	$556,321
Common shares issued for settlement of debt	$1,905,604	$-	$1,999,451
Common shares issued for debt restructuring and settlements	$-	$948,370	$1,255,717
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to consolidated financial statements

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

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

NOTE 2 - LIQUIDITY

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the exploration stage of $47,371,579, as of May 31, 2011.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $22,668,494 through the sale of equity securities and $17,311,960 through the issuance of debt instruments which has been used primarily to provide operating funds, repay long term debt  acquire mineral interests and property and equipment.  Subsequent to May 31, 2011, we have acquired an additional $580,000 in financing (Note 13).  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation.

Foreign Currency

For all periods prior to May 31, 2004, our functional and reporting currency was the Canadian dollar.  We determined during the fiscal year ended May 31, 2005 that our functional currency was the U.S. dollar (Note 1).  We translated financial statements prior to May 31, 2005 into U.S. dollars by translating all assets and liabilities at the exchange rate in effect at the balance sheet date.  Transactions involving equity were translated at the exchange rate in effect on or about the date of each transaction. As of May 31, 2011 and 2010 adjustments resulting from liabilities denominated in a foreign currency have been reported as Other Comprehensive Income.

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

Notes Receivable

We have recorded notes receivable as of May 31, 2011and 2010. It is our policy to review the notes for collectability on a periodic basis or when there has been a significant change in circumstances that might impact the collectability of the notes. As of May 31, 2011and 2010 we have not recorded any allowance for notes receivable and we believe these amounts to be fully collectible.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.

During the fiscal years ended May 31, 2011 and 2010 we did not record any impairment expense.

Asset Retirement and Environmental Obligations

We are subject to certain environmental and regulatory obligations which will require us to restore our mine properties after mining has been completed or, in the case of environmental remediation obligations, at the request of local, state, or federal environmental authorities.  The fair value of a liability for an asset retirement obligation is recognized as a liability in the period in which it is incurred if a reasonable estimate of fair value can be made, with

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

an offsetting increase in the carrying value of the asset.  The asset retirement obligation is recorded at fair value, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value.  The fair value of the asset retirement obligation is measured using expected future cash flow discounted at our credit-adjusted, risk-free interest rate.  During the fiscal years ended May 31, 2011and 2010, we did not recognize an asset retirement obligation related to our properties as we have not engaged in any activities which would have disturbed the initial state of the property.

As of May 31, 2011 and 2010 we have recorded an environmental remediation obligation of $50,000 which provides for the recognition, disclosure and subsequent measurement of liabilities related to pollution arising from some past act, corrective-action provisions of the Resource Conservation and Recovery Act, or analogous state and non-U.S. laws and regulations (Note 5).

Royalty Interest

We have recorded liabilities related to our purchase of perpetual independent royalty interests in our Caribou property as royalty interests (Note 4).  These amounts are payable at any time no later than twenty years from the initial purchase date of April, 12, 2008.

Fair Value

The carrying amounts reported for cash, prepaid assets, accounts payable and all accrued liabilities approximate fair value because of the immediate of short-term maturity of these financial instruments.  Fair values of assets and liabilities measured on a recurring basis as of May 31, 2011 and 2010 included notes receivable, convertible debentures, notes payable and common stock issuable. The reported amounts approximated fair value as of the balance sheet date.

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

Net Loss Per Common Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying stock options and warrants outstanding as of May 31, 2011 and 2010 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

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

New Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We have reviewed all new pronouncements that have been issued since the filing of our Form 10-K for the year ended May 31, 2010 to determine their impact, if any, on our financial statements.

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
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

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

On August 2, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rulesand Schedules—Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of “Financial Reporting Policies” (“ASU 2010-21”).The ASU reflects changes made by the SEC in Final Rulemaking Release No. 33-9026, which was issued in April 2009 and amended SEC requirements in Regulation S-X (17 CFR 210.1-01 et seq.) and Regulation S-K ( 17 CFR 229.10 et seq.) and made changes to financial reporting requirements in response to the FASB's issuance of SFAS No. 141(R), Business Combinations (“ASC 805”), and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ( “ASC 810”). The provisions of ASU 2010-21 did not have a material impact on the financial statements.

There were various other updates recently issued, most of which represented technical corrections to the to the accounting literature or application to specific industries and are not expected to have material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 4 – MINERAL INTERESTS

As of May 31, 2011 and 2010 respectively our mineral properties are carried at $ nil. We review and evaluate long-lived assets for impairment at least on an annual basis or when there has been a significant change in circumstance. There were no impairment expenses recorded during the fiscal years ended May 31, 2011 and 2010 respectively. Since our inception we have recorded impairment expense of $9,808,572.

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
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

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
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

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

We have been approached by the State of Nevada, Division of Minerals (“Nevada Division of Minerals”), with regard to the need for safeguarding and public notification of several dozen mine openings in the area of our properties in Nevada and are working with the Nevada Division of Minerals to set forth a plan of remediation.  Management’s current cost estimates for this remediation are $35,000.

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
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

NOTE 6 – DEBT

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

Immediately following the debt restructure, we owed $10,253,878 in principal accruing interest at 8% per annum to Brigus. The debt initially matured on February 1, 2011. On January 15, 2011, we received forebearance under the terms of this agreement effectively extending the maturity date of the debt through June 30, 2011. On June 8, 2011, we and Brigus extended the maturity under the forebearance to October 31, 2011, under the provision that we pay Brigus at least $1,000,000 on or before June 30, 2011, which would be applied against interest due on the promissory notes covered by the Forebearance Agreement.  We paid Brigus $1,000,000 on June 8, 2011 thereby extending the maturity date to October 31, 2011 (Note 13).  As of May 31, 2011, interest of $1,090,001 had been accrued on this note, to which the $1,000,000 payment was applied.

In connection with the acquisition of our outstanding debt obligations, Brigus has a lien on our Caribou property.

NOTE 7 - DEBENTURES

A summary of convertible debentures outstanding at May 31 is as follows:

	2011	2010

Debentures (a)	$702,964	$4,809,649
Debentures (b)	-	45,500
Total debentures payable	$702,964	$4,855,149
Less: Current portion	(702,964)	(4,855,149)
Long-term portion	$-	$-

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

In December, 2010, $4,306,347 of the debentures were converted into 9,550,368 shares of common stock and in exchange for $258,680 in cash. The remaining debenture, totaling $743,765, matured in May 2011. At May 31, 2011 we were in default on the debenture and subsequent to May 31, 2011, we are in negotiations with the holder to cure the default (Note 13).

(b) This debenture was owed to Thomas S. Hendricks, an officer, director and shareholder of the Company.  The debenture was non interest-bearing, convertible into common stock at $0.85 per share in $50,000 annual increments, contains no restrictive covenants and matured on July 8, 2008.  We repaid $60,000 in 2010 and $45,500 in 2011.  At May 31, 2011, the debenture was paid in full.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

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

Lynne Martin Settlement
We entered into a Settlement Agreement with Lynne Martin (the “Lynne Martin Settlement”) regarding a debenture payable to her in the principal amount of $1,097,367.  Ms. Martin is the spouse of Melvin Martin, who was a director of ours until he resigned on July 28, 2005.  We and Ms. Martin agreed that Ms. Martin would accept as full payment for the debenture the amount of $109,781 in cash which is to be paid by us in four quarterly payments of $27,445, with the first payment due on December 15, 2010 and the three remaining payments due on March 15, 2011, June 15, 2011, and September 15, 2011.  We made the first payment on December 15, 2010 and we made the second payment of $27,470 on March 18, 2011, and the third payment of $28,681 on June 16, 2011.

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

May 31, 2012	$75,793
May 31, 2013	76,248
May 31, 2014	76,711
May 31. 2015	78,182
May 31, 2016	76,272
Total	$383,206

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

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

NOTE 9 -- SHAREHOLDERS’ DEFICIT

Common stock   -   We have an authorized unlimited number of common shares of our no par value common stock.  Common shares outstanding as of May 31 were as follows:

2011	2010
149,184,986	76,278,142

Fiscal 2011 Transactions – During the year ended May 31, 2011 we issued 72,906,844 shares of our common stock as follows:

•
Throughout 2011we raised $3,040,500 in cash from accredited investors for the sale of units comprising 42,006,370 shares of restricted Common stock and warrants to purchase 7,000,000 of common shares.  The Common stock prices ranged from $0.05 to $0.17 per share and the warrants had an exercise price of $0.12 per share with expiration dates of May 2014.

•
In June 2010, we issued 9,500,000 shares of our common stock to our Directors as compensation for their services. These amounts had been previously accrued in our balance sheet as accrued salaries and wages.The common stock price was $0.08 per share.

•	In August 2010, we sold 650,000 shares of our common stock to the wife of our current Chief Executive Officer (“CEO”) at $0.08 per share for $52,000 as part of a private placement.
•
In June and August 2010, we issued a total of 2,500,000 shares of our common stock at $0.05 per share in connection with the settlement of liabilities and as payment for certain payables and services totaling $126,539.

•
In October 2010, we issued 2,270,420 shares of our common stock at $0.10 per share to our Company President in connection with settlement of accrued liabilities owed to him. We have recorded a gain in the amount of $227,042 in connection with this issuance. In addition we issued 2,000,000 shares of our common stock at $ 0.10 per share to our former CFO in connection with the settlement of accrued liabilities owed to him. We have not recorded any gain or loss in connection with this settlement.  In February 2011, we issued 100,000 shares of our common stock at $0.10 per share in connection with the settlement of wages payable to an employee.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

•	In December 2010, we issued 9,550,368 shares of our common stock at $0.15 related to the settlement of a total of four convertible debentures.
•
In December 2010, we issued 2,102,500 shares of our common stock at $0.17 per share for advisory services related to the Company’s completion of December sales of common shares for cash.  In January 2011, we issued an additional 1,333,334 shares of our common stock at $0.17 per share for advisory services related to the Company’s completion of December sales of common shares for cash.  In February 2011, we issued an additional 700,000 shares of our common stock at $0.17 per share for advisory services related to the Company’s completion of December sales of common shares for cash.

•	In May 2011, we issued 193,852 shares of our common stock at $0.29 per share related to settlement of liabilities and as payment for certain payables totaling $55,651.

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

Warrants - The table below presents common stock purchase warrant activity for the years ended May 31 2011 and 2010:

		Exercise Price
Warrants Outstanding at May 31, 2009	29,748,196	$0.12-$0.25
Issued	1,450,000	$0.20
Expirations	(2,700,000)	$0.25-$0.30
Exercised	-
Warrants Outstanding at May 31, 2010	28,498,196	$0.12-$0.25
Issued	7,000,000	$0.12
Expirations	(4,000,000)	$0.25
Exercised	-
Warrants Outstanding at May 31, 2011	31,498,196	$0.12-$0.25

Exercise Price	Number of Shares	Remaining Contractual Life in Years	Exercise Price Times Number of Shares	Weighted Average Exercise Price
$0.12	11,246,541	1.5	1,349,585
$0.12	4,136,259	1.7	496,352
$0.12	5,060,496	1.75	607,259
$0.12	480,000	2.1	57,600
$0.12	8,249,900	10.2	989,988
$0.20	1,450,000	1.3	290,000
$0.25	875,000	9.5	218,750
	31,498,196		4,009,534	$0.13

•
Fiscal 2011 Transactions – During the year ended May 31, 2011, we issued 7,000,000 warrants to purchase our common shares at $0.12 expiring in 2014.  The warrants were issued in connection with unit sales, each unit consisting of one common share and one warrant.  During the year ended May 31, 2011, 4,000,000 warrants expired with an exercise price of $0.25 per share.  Of the warrants expired in 2011, 1,000,000 were originally issued July 2005 and June 2006 in connection with unit sales; 1,000,000 were originally issued in August 2005 in connection with the restructuring of the Duffy notes; and 2,000,000 were originally issued in July 2006 in connection with our private equity offering as well as the modification of our Broadway mortgage.

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

A summary of the activity as of and for the years ended May 31, are as follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding May 31, 2009	1,100,000	$3.67
Options Exercisable May 31, 2009	1,100,000
Grants	-
Forfeits	-
Expirations	(1,100,000)	$3.67
Options Outstanding May 31, 2010	-
Grants	-
Forfeits	-
Expirations	-
Options Outstanding May 31, 2011	-

We considered legacy pronouncement SFAS 123(R), which became effective as of the beginning of the first interim or annual reporting period that began subsequent to June 15, 2005 when assessing the impact of stock options granted prior to May 31, 2004. As all options were vested as of May 31, 2004, and there were no grants, modifications, repurchases, or other activity during the fiscal years ended May 31, 2011 and 2010, we have not adopted any of the three transition approaches as prescribed by SFAS 123(R).

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

Income tax expense (benefit) consists of the following for the fiscal years ended May 31:

	2011	2010

Current taxes	$-	$-
Deferred taxes	(500,625)	(1,096,737)
Less: valuation allowance	500,625	1,096,737
Net income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended May 31 due to the following (expressed as a percentage of pre-tax income):

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

	2011	2010
Federal taxes at statutory rate	35.00%	35.00%
State taxes, net of federal benefit	3.01%	3.01%
Permanent items	-0.03%	-0.01%
Alternative minimum tax	0.00%	0.00%
Valuation allowance	-35.10%	-35.10%
Expiring NOLs, change in tax rate and other adjustments	-2.88%	-2.90%
Effective income tax rate for continuing operations	0.00%	0.00%

As of May 31 the components of these temporary differences and the deferred tax asset were as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$13,424,486	$12,243,573
Stock grants	-	288,876
Debentures issued for compensation	-	17,295
Exploration costs	-	-
Accrued compensation	30,413	367,848
Other	19,005	55,687
Gross deferred tax assets	13,473,904	12,973,279

Deferred tax liabilities:
Financing fees	-	-
Other	-	-
Gross deferred tax liabilities	-	-

Net deferred tax assets before valuation allowance	13,473,904	12,973,279

Valuation allowance	(13,473,904)	(12,973,279)

Deferred tax assets (liabilities), net	$-	$-

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

As of May 31, 2011, and 2010 we had $38,356,000, and $34,981,000, respectively, in net operating loss carry-forwards available to reduce future taxable income. The benefits of the losses have not been recognized in the financial statements. The losses will expire through 2031.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

	Canada	US	Total
2011	$114,000	$-	$114,000
2012	-	-	-
2013	-	-	-
2014	-	-	-
2015	-	-	-
2016	-	-	-
2017	-	-	-
2018	-	4,239,523	4,239,523
2019	-	4,121,101	4,121,101
2020	-	660,237	660,237
2021	-	1,065,740	1,065,740
2022	-	964,039	964,039
2023	-	989,426	989,426
2024	-	7,927,626	7,927,626
2025	-	2,233,167	2,233,167
2026	-	2,410,718	2,410,718
2027	-	2,213,983	2,213,983
2028	-	2,881,440	2,881,440
2029	-	2,246,000	2,246,000
2030	-	3,028,000	3,028,000
2031	-	3,375,000	3,375,000
	$114,000	$38,356,000	$38,470,000

We have not filed our federal income tax returns for 2005 through 2011.  Upon filing of the returns adjustments may be required to the components of the deferred tax assets and liabilities.  However, no tax expense will be recorded as a result of a full valuation allowance.

On June 1, 2007, we adopted the provisions of ASC Topic 740, regarding uncertainty in income taxes. Management has not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns, as noted above.

NOTE 12 – RELATED PARTY TRANSACTIONS

Wages and other Payables

Due to the financial difficulties we faced during the 2005 – 2011 fiscal years, we were unable to pay the wages of certain of our executive officers.  As such, we had significant amounts payable to executive officers as of May 31, as follows:

	2011	2010

David K. Young (1)	$-	$417,833
Thomas Hendricks (2)	69,995	366,820
Matthew Witt (3)	-	127,750
	$69,995	$912,403

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

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL YEARS ENDED MAY 31, 2011 AND 2010

(2) In 2011, we have paid Mr. Hendricks $383,300 against both current and aged wages payable balances as well as convertible debenture balances due.

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

Debentures

The Canadian-dollar-denominated convertible debentures (Note 7) are owned by companies or persons related to a shareholder and former director.  These convertible debentures were subject to a settlement in December 2010.

The U.S. Debentures are owned by an officer/shareholder and are recognized as Convertible debentures – employee on our Consolidated Balance Sheets.

Debt

On February 1, 2011, certain of our debt was assumed by Brigus.  At the time, our current Executive Chairman and of the Board and CEO, R. David Russell, was President and CEO of Brigus Gold Group, a predecessor of Brigus.  Mr. Russell also beneficially owns more than 7.7% of our outstanding common stock.

NOTE 13   -   SUBSEQUENT EVENTS

We have evaluated all our activity and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as disclosed below.

Common Stock Sales

Between June 1, 2011 and August 26, 2011 we have issued 3,050,000, shares of common stock for total cash proceeds of $580,000.

Default on Convertible Debentures

As of May 31, 2011 we were in default on a non secured interest bearing debenture (Note 7). The debenture is convertible into shares of our common stock at $1.23 Canadian Dollars. We are currently in negotiation with the holders to settle remaining amounts outstanding.

Brigus Extension Agreement

On June 8, 2011, we and Brigus extended the maturity under the forebearance to October 31, 2011, under the provision that we pay Brigus at least $1,000,000 on or before June 30, 2011, which would be applied against interest due on the promissory notes covered by the Forebearance Agreement.  We paid Brigus $1,000,000 on June 8, 2011 thereby extending the maturity date to October 31, 2011.

Sale of drilling equipment

In July 2011, we sold idle mining equipment from our Caribou mine for cash proceeds of $156,000.