Form 10-Q
period 2011-08-31
CALAIS RESOURCES INC
filed 2011-10-14
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________________
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2011

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
Yes [  ]  No [X]

As of October 14, 2011 the registrant had 157,811,422 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of
	August 31, 2011	May 31, 2011
ASSETS	(unaudited)
Current Assets
Cash and cash equivalents	$94,351	$913,182
Prepaid expenses and other assets	81,226	39,961
Total current assets	175,577	953,143

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Fixed assets, net	15,213	15,313
Total assets	$266,190	$1,043,856

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$926,458	$1,631,568
Convertible debenture	676,256	702,964
Notes payable	10,253,878	10,253,878
Total current liabilities	11,856,592	12,588,410

Royalty interest	150,000	150,000
Environmental remediation liabilities	50,000	50,000
Total liabilities	12,056,592	12,788,410

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 153,844,986, and 149,184,986 shares issued and outstanding as of August 31, 2011 and May 31, 2011, respectively	36,645,229	35,866,729
Deficit accumulated in the exploration stage	(48,194,361)	(47,371,579)
Accumulated other comprehensive loss	(241,270)	(239,704)
Total Shareholders' Deficit	(11,790,402)	(11,744,554)
Total Liabilities and Shareholders' Deficit	$266,190	$1,043,856

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31,		December 30, 1986 (inception) through
	2011	2010	August 31, 2011

Sales	$-	$-	$-

Operating Costs and Expenses
Costs applicable to sales	307,820	-	307,820
General and administrative expense	444,893	184,599	12,759,870
Exploration and business development expenses	18,937	15,937	12,400,890
Depreciation and amortization expense	100	-	202,802
Total operating costs and expenses	771,750	200,536	25,671,382

Loss from Operations	(771,750)	(200,536)	(25,671,382)

Other (income) and expenses
Loss on impairment	-	-	9,808,572
(Gain) loss on settlement of debts	-	(20,214)	(3,388,742)
Interest and financing fees	207,160	213,531	14,646,505
Foreign currency transaction loss	407	-	1,368,278
Other (income) expense	(156,535)	-	88,366
Total other (income) and expenses	51,032	193,317	22,522,979

Loss before income taxes	(822,782)	(393,853)	(48,194,361)
Income tax expense (benefit)	-	-	-
Net loss	$(822,782)	$(393,853)	$(48,194,361)

Other comprehensive loss (income) - foreign currency translation adjustments	1,566	12,431	241,270

Comprehensive loss	$(824,348)	$(406,284)	$(48,435,631)

Basic and diluted weighted-average number of common shares outstanding	151,608,139	85,410,751
Basic and diluted loss per common share	$(0.01)	$(0.00)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended August 31,	Three Months Ended August 31,	December 30, 1986 (inception) through
	2011	2010	August 31, 2011

Cash flows from operating activities:
Net loss	$(822,782)	$(393,853)	$(48,194,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	100	-	201,135
Non-cash interest expense	206,763	207,073	12,046,663
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	-	1,048,053
Common shares issued for services	-	50,000	1,524,441
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Losses (gains) recognized in connection with debt settlement	-	(20,214)	(3,098,846)
Gain on sale of property, plant and equipment	(156,500)	-	(151,627)
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	-	456,090
Loss on foreign exchange	407	-	1,687,048
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(41,265)	(28,582)	(122,568)
Increase (decrease) in accounts payable and other current liabilities	(911,873)	112,779	1,606,156
(Increase) decrease in other operating assets and liabilities	-	10,321	(202,667)
Net cash (used in) operating activities	(1,725,150)	(62,476)	(11,298,742)

Cash flows from investing activities:

Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	156,500	-	317,852
Net additions to equipment	-	-	(183,542)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash provided by (used in) investing activities	156,500	-	(17,759,506)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	Three Months Ended August 31,	Three Months Ended August 31,	December 30, 1986 (inception) through
	2011	2010	August 31, 2011

Cash flows from financing activities:
Proceeds from sale of common shares	$778,500	$52,000	$22,583,579
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	-	-	17,029,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of long term debt	-	-	(11,902,794)
Repayments of debt - convertible debentures	(28,681)	(5,000)	(501,305)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415
Net cash provided by financing activities	749,819	47,000	28,216,336

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	(818,831)	(15,476)	94,351
Cash at beginning of period	913,182	27,919	-
Cash at end of period	$94,351	$12,443	$94,351

Supplemental Cash Flow Information
Interest expense paid in cash	$397	$6,458	$1,203,730
Interest received	$-	$-	$3,999
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$-	$836,539	$4,987,140
Common shares issued in connection with accrued liabilities	$-	$760,000	$1,175,651
Common shares issued for debt restructuring	$-	$-	$556,321
Common shares issued for settlement	$-	$76,539	$1,999,451
Common shares issued for debt restructuring and settlements	$-	$-	$1,255,717
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.
(A Mining Company in the Exploration Stage)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2011

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

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the valuation of deferred tax assets accruals for liabilities and the fair value of financial instruments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Our activities to date have primarily consisted of raising capital and acquiring and exploring our mining interests.  We have had no significant revenue in our history.  Accordingly, we are considered to be in the exploration stage.

Our fiscal year end is May 31st.  Through May 31, 2004, we reported our financial information using Canadian Generally Accepted Accounting Principles (“Canadian GAAP”) using the Canadian dollar as our functional and reporting currency.  During the fiscal year ended May 31, 2005, we changed our reporting basis to the United States Generally Accepted Accounting Principles (“U.S. GAAP”) and our functional and reporting currency to the United States dollar (“U.S. dollar”).    Accordingly, historical cumulative financial information included in this Quarterly Report on Form 10-Q has been restated using U.S. GAAP with a functional and reporting currency of the U.S. dollar, unless otherwise noted.  All references herein to “$” and “US$” refer to U.S. dollars.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to Common Shares refer to shares of our common stock (without par value) unless otherwise indicated.

NOTE 2 – LIQUIDITY

As of August 31, 2011, we had a working capital deficit of $11,681,015, and for the three months then ended cash used in operating activities amounted to $1,725,150.  To date, we have not generated any revenues from operations and have incurred losses since inception resulting in a deficit accumulated during the development stage of $48,194,361 through August 31, 2011.  Further losses are anticipated as we continue to be in the exploration stage, as defined in ASC Topic 915, Development Stage Entities.

Our ability to continue as a going concern depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.  Since inception, we have raised $23,446,994 through the issuance of equity securities and $17,311,960 through the issuance of debt instruments, which has been used primarily to provide operating funds, repay long term debt, and acquire mineral interests.  Subsequent to August 31, 2011, we have acquired an additional $420,000 through financing, as described more fully in Note 12.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency

We have recorded amounts payable related to a convertible debenture that is denominated in Canadian dollars. As of August 31, 2011 and 2010 adjustments resulting from liabilities denominated in a foreign currency have been reported as other comprehensive loss in our financial statements.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the three months ended August 31, 2011 and 2010 we did not record any impairment expense.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the presentation in the current period financial statements.

Recent Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company.

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

Use of Estimates and Significant Estimates

Certain amounts in our financial statements are based upon significant estimates including environmental remediation obligations, accrued liabilities and a provision for income taxes. Actual results could materially differ from those estimates.

NOTE 4 – MINERAL INTERESTS

There were no material changes to our mineral properties from those disclosed in the audited annual consolidated financial statements for the year ended May 31, 2011.

During the quarter ended August 31, 2011 we began test mining operations at our Cross mine. We have begun test processing at an out of state facility. We have incurred $307,820 in costs associated with these operations, while we have not generated revenues through August 31, 2011.

On August 11, 2011 we renewed a convertible debenture payable to Aardvark Agencies Inc. “AAI” which contained repurchase rights for interests in our Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728) and AAI’s right to convert that debenture before it is paid (Note 6).

NOTE 5 – DEBT

As of August 31, 2011 and May 31, 2011, we had one outstanding note payable in the amount of $10,253,878 (the “Brigus Note”).  The original maturity date for the note was February 1, 2011.  On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of the debt through June 30, 2011. On June 8, 2011, we and the note holder extended the maturity of the note through October 31, 2011. In connection with this forbearance we paid the note holder $1,000,000 which was applied against interest due on the promissory notes.  The note bears interest at 8% and is secured by a lien on our Caribou property.

We continue to explore financing opportunities related to the October 31, 2011 maturity date of the Brigus Note.

As of August 31, 2011 and May 31, 2011, we have accrued interest in the amount of $296,764 and $1,090,001, respectively.

NOTE 6 – DEBENTURES

A summary of convertible debentures outstanding is as follows:

	August 31, 2011	May 31, 2011
Debenture (a)	$676,256	$702,964
Total debenture payable	676,256	702,964
Less: Current portion	(676,256)	(702,964)
Long-term portion	$-	$-

(a) This debenture is unsecured, non-interest bearing, and initially matured in May 2011.  This debenture is owned by Marlowe Harvey who was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003.  The debenture is convertible into common stock at $1.23 in Canadian Dollars at the holder’s discretion and contains no restrictive covenants.

This debenture matured in May 2011.  On August 11, 2011 the convertible debenture was renewed for a period of ten years maturing on August 31, 2021. All terms contained in the debenture agreement remain consistent with the original note, as fully described in our annual report on Form 10-K for the period ended May 31, 2011.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Common Stock   -   We have authorized an unlimited number of common shares of our no par value common stock.  Common shares outstanding as of August 31, 2011 and May 31, 2011 were 153,844,986 and 149,184,986, respectively.

Transactions involving our common stock during the three months ended August 31, 2011 were as follows:

•
We raised $778,500 in cash from accredited investors for the sale of units comprising 4,660,000 shares of restricted common stock and warrants to purchase 2,330,000 of common shares.  The common stock prices ranged from $0.10 to $0.20 per share and the warrants had exercise prices from $0.20 to $0.30 per share with expiration dates of June, July and August 2012.

NOTE 8 – COMMON STOCK WARRANTS

The following table summarizes information about outstanding stock purchase warrants as of August 31, 2011:

	Number of Warrants Outstanding	Exercise Price
Outstanding as of May 31, 2011	31,498,196	$0.12-$0.25
Issued	2,330,000	$0.20-$0.30
Expirations	-
Balance at August 31, 2011	33,828,196	$0.12-$0.30

Exercise Price	Number of Shares	Remaining Contractual Life in Years	Exercise Price Times Number of Shares	Weighted Average Exercise Price
$0.12	11,246,141	1.25	1,349,537
$0.12	4,136,259	1.5	496,351
$0.12	5,060,496	1.5	607,260
$0.12	480,000	1.8	57,600
$0.12	8,249,900	9.9	989,988
$0.20	2,825,400	1.5	565,080
$0.25	875,000	9.2	218,750
$0.30	955,000	1.0	286,500
	33,828,196		4,571,066	$0.14

NOTE 9 – LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying warrants outstanding as of August 31, 2011 and 2010 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive

NOTE 10 – RELATED PARTY TRANSACTIONS

We have frequent transactions with related parties, employees and shareholders holding more than 10% of our outstanding common stock.  Transactions involving related parties during the three months ended August 31, 2011 were as follows:

•
Our notes payable balance as of August 31, 2011 consisted of one note payable to Brigus Gold Corp. (“Brigus”). When this note was consummated in February 2010, the counterparty to this note was Apollo Gold Corp., a predecessor of Brigus.  Our now-current CEO, R. David Russell, was the CEO of Apollo Gold Corp. at that time.

•
From time to time, our President and Vice President of Corporate Development incur expenses on behalf of the Company and are reimbursed by us. As of August 31, 2011, included in accounts payable are amounts due to the officers as reimbursement. These amounts are not considered to be material.

•	The Canadian-dollar denominated convertible debenture (Note 6) is owned by a company related to a shareholder and former director.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

There have been no material changes to our obligations as described in our annual report on Form 10-K issued in connection with the fiscal year ended May 31, 2011. We may from time to time become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company are there any such legal proceedings threatened against the Company.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated all of our activity and have concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited consolidated financial statements, except as disclosed below.

Employment Agreements

Effective September 1, 2011, the Company entered into employment agreements with certain directors and officers of the Company, which supercede prior existing agreements.  The employment agreements provide for increases in compensation, performance bonuses, stock grants, and other certain health and travel benefits.  The agreements have no termination date; however, they provide for termination related to circumstances relative to:  the employee’s voluntary termination; termination due either death or disability; the employee’s termination without cause; or termination resultant to the Company’s effective change of control, as defined in the employment agreements.

Debenture Settlements

Lynne Martin Settlement
On September 20, 2011, we paid the final installment on the Settlement Agreement with Lynne Martin, in the amount of $28,681.

Common Stock

Since August 31, 2011, we have issued 3,966,668 shares of our restricted common stock and 1,983,335 warrants to purchase our common shares for net cash proceeds of $420,000.

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

In our effort to make the information in this report more meaningful, this Quarterly Report on Form 10-Q and documents incorporated by reference herein (or otherwise made by us or on our behalf) contain both historical and forward-looking statements. Such forward-looking statements are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other similar words or variations that convey the uncertainty of future events or outcomes.   These statements are based on the beliefs an assumptions of our management based on information currently available to us. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors, some of which are beyond our control. Actual results could vary materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the following risk factors:

•	our ability to execute against our plans;
•	our ability to continue as a going concern;
•	the possible loss of our interest in our Caribou properties if we do not meet our debt obligations;
•	the potential that we will not obtain good title to our Manhattan project;
•	the volatility and low trading volume of our common stock;
•	our ability to secure additional capital;
•	the possibility we may never achieve any mineral production;
•	the future dilution to our shareholders from future capital-raising activities and payments to employees, directors and consultants;
•	the possibility our Board of Directors may issue authorized and unissued shares of common stock and preferred stock;
•	the effects the penny stock rules may have on the trading of our stock;
•	our dependence on a few key employees;
•	the influence of a few large shareholders on our business;
•	risks associated with our incorporation in Canada;
•	our lack of experience in mining and selling minerals;
•	operational and environmental risks associated with the mining industry;
•	the effect of government regulations on our business;
•	lack of clear title to our mineral prospects;
•	the fact our mineral interests are not yet proven;
•	fluctuation in the prices of gold and silver; and
•
the limited liquidity in our common stock due to a cease trade order issued by the British Columbia Securities Commission in February 2005 and an administrative action initiated by the Securities and Exchange Commission to revoke our registration as a reporting company under the Securities Exchange Act of 1934.

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

Recent Events

Mining and Milling Operations

During the quarter ended August 31, 2011, we began test mining operations at our Cross mine.  We have begun test processing at an out of state facility, in connection therewith we incurred $307,820 in costs associated with these operations.  While we have not generated revenues as of August 31, 2011, we expect to generate revenues beginning sometime during the last four months of calendar 2011.

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 note payable through June 30, 2011.  This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property.  On June 8, 2011, we and Brigus extended the maturity under the forebearance to October 31, 2011, under the provision that we pay Brigus at least $1,000,000 on or before June 30, 2011, which would be applied against interest due on the promissory note covered by the Forebearance Agreement.  We paid Brigus $1,000,000 on June 8, 2011 thereby extending the maturity date to October 31, 2011.  We continue to explore financing opportunities related to the pending maturity of the Brigus note.

Common Stock

During the quarter ended August 31, 2011, we have issued 4,660,000 shares of our restricted common stock as follows:

•	4,660,000 for cash proceeds of $778,500
•	Since August 31, 2011, we have issued 3,966,668 shares of our restricted common stock and 1,983,335 warrants to purchase our common shares for net proceeds of $420,000.

Interim Financial Statements

The financial information with respect to the three months ended August 31, 2011 and 2010, discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Results of Operations

During the three months ended August 31, 2011, we generated a net loss of $822,782 compared to a net loss of $393,853 during the three months ended August 31, 2010.  This increase of $428,929 or 109% results from the start of test mining operations at our Cross mine, as well as higher wages and benefits expense and higher consulting and professional fees in 2011 as compared to 2010, as discussed further below.  In addition, we recognized a gain on the sale of assets in the 2011 quarter compared to no gain or loss from sale of assets in the 2010 quarter.

Costs applicable to Sales

During the three months ended August 31, 2011, we began test mining operations at our Cross mine.  Consequently, we incurred $307,820 in costs applicable to future sales, as compared to $nil in the corresponding 2010 period. The increase in costs applicable to sales increased during the 2011 period as we began ore extraction on our Cross property.

General and Administrative Expense

For the three months ended August 31, 2011, general and administrative expense was $444,893 as compared to $184,599 in the corresponding 2010 period.  The increase of $260,294 (141%) was due to increased wages and benefits expense, and increased consulting and professional fees as discussed below.

Consulting and professional fees.  For the three months ended August 31, 2011 and 2010, consulting and professional fees were $239,159 and $84,486, respectively.  The increase of $154,673 (183%) during the three months ended August 31, 2011 is related primarily to accounting and legal services as we continued the process of attempting to regain compliance with our SEC and Canadian reporting requirements.

Wages and benefits expense. For the three months ended August 31, 2011 and 2010, wages and benefits expense amounted to $131,963 and $81,117, respectively. The increase of $50,846 (63%) results primarily from the addition of our CEO and Chairman of the Board in January 2011.

Other general and administrative expenses. Additional increases in general and administrative expenses of $54,775 during the fiscal 2011 period related to increased expenses primarily attributable to the increase in day to day operations of the Company and insurance coverage.

Other Income and Expenses

Gain on sale of assets.  During the quarter ended August 31, 2011, the Company sold fully depreciated and idle assets for $156,500 in cash proceeds.  The Company recognized the full amount as a gain on sale of assets in its current quarter financial statements, due to the write-down and full depreciation of all assets to zero in prior periods.

Interest and financing fees.  For the three months ended August 31, 2011 and 2010, interest and financing fees were $207,160 and $213,531 respectively.  The decrease in the 2011 period of $6,371 was due primarily to lower finance charges on accounts payable paid in cash.

Liquidity

Because we have not yet commenced our intended primary operations and are not yet generating revenue from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities.  During the three months ended August 31, 2011, we issued 4,660,000 shares of our common stock for cash proceeds of $778,500.

Net cash flows from operating, investing and financing activities for the three months ended August 31, 2011 and 2010 were as follows:

As of August 31, 2011, we had a working capital deficit of $11,681,015 and cash of $94,351, while at May 31, 2011 we had a working capital deficit of $11,635,267 and cash of $913,182. The decrease in cash is primarily attributable to the fact that we have no revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease or cash balance to increase in the near future.

	2011	2010
Net cash used in operating activities	$(1,725,150)	$(62,476)
Net cash provided by investing activities	$156,500	$-
Net cash provided by financing activities	$749,819	$47,000

Net cash used in operating activities. Net cash used in operating activities of $1,725,150 and $62,476 for the three month periods ended August 31, 2011 and 2010, respectively, are attributable to our net income adjusted for non-

cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash provided by investing activities. Net cash provided from investing activities of $156,500 and $nil for the three month periods ended August 31, 2011 and 2010, respectively, was due to proceeds received from the 2011 sale of fully depreciated and idle equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $749,819 and $47,000 for the three month periods ended August 31, 2011 and 2010, respectively, was primarily attributable to proceeds received from the sale of common stock, partially offset by repayments on convertible debentures.

Going Concern

The report of our independent registered public accounting firm on the financial statements as of and for the year ended May 31, 2011, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. As of August 31, 2011, we had an accumulated deficit of $48.2 million and have a working capital deficit of approximately $11.7 million. We require significant additional funding to commence our plan of operation. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.

Plan of Operation

For the remainder of our 2012 fiscal year and into 2013, our primary goals are to regain compliance with the SEC and British Columbia Securities Commission (“BCSC”) so that we can apply for a revocation of a 2004 Cease Trade Order from the BCSC.  We intend to continue to raise capital so that we may further explore extraction from our properties which began in August 2011, thereby bringing us out of the exploration stage. We cannot anticipate our exact cash requirements for the remainder of the fiscal year. We currently have maturing debt obligations and require a significant amount of capital to continue test mining at our Cross mine in addition we have ongoing lease payments on our mining properties and general and administrative expenses coupled with compliance related expenses. We will continue to need to raise capital to fund to fund our operations and to continue to exist.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended May 31, 2011 and incorporated by reference herein.

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

Rule 13a-15 under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011.  This evaluation was conducted under the supervision and with the participation of David K. Young (our functioning principal executive officer and principal financial officer).  Based on this evaluation, Mr. Young concluded that the design and operation of our disclosure controls and procedures were not effective because of the identification of the material weaknesses in internal control over financial reporting described below that existed at May 31, 2011 and August 31, 2011.   In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”).  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including David K. Young (our functioning principal executive officer and principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of May 31, 2011, the end of our most recently completed fiscal year.

As a result of our material weaknesses described below, management concluded that, as of May 31, 2011, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no changes to the disclosure contained in our annual report on Form 10-K for the fiscal year ended May 31, 2011, except as follows:

Securities and Exchange Commission Proceedings

The United States Securities and Exchange Commission (“SEC”) issued an order suspending trading in the common stock of Calais Resources Inc. (the “Company”) for the period from February 24, 2011 through March 9, 2011 because it had been delinquent in the filing of periodic reports since 2004.  Also on February 24, 2011, the SEC issued an order instituting public administrative proceedings against the Company pursuant to Section 12(j) of the Securities Exchange Act of 1934 (the “Exchange Act”) to suspend for a period not exceeding twelve months or revoke the registration of the Company’s common stock under Section 12 of the Exchange Act.

On July 25, 2011, the Administrative Law Judge issued an Initial Decision ordering revocation of the registration of the Company’s common stock under the Exchange Act.

On August 12, 2011, the Company filed a Petition for Review of the Initial Decision with the SEC.  On August 17, 2011, the SEC granted the Company’s petition for review and the Company filed its brief in support of the petition by the September 16, 2011 due date.  The SEC’s brief in opposition is due October 17, 2011 and any reply brief from the Company would need to be filed by October 31, 2011.

Because the Petition for Review has been filed, the Initial Decision shall not become final until the Commission rules on the Petition.

British Columbia Securities Commission Proceedings

The Company filed a Revocation Application under National Policy 12-202 with the British Columbia Securities Commission (“BCSC”), seeking to revoke the cease trade order that has been in place since February 2005.  The BCSC has issued comment letters on the Application and the Company has responded to those comments.  The latest comment letter is dated September 21, 2011 and the Company has filed a response to that letter.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a number of significant risks.  There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended May 31, 2011.  We caution the reader to carefully consider such risk factors, which are more thoroughly described in the section entitled “Risk Factors” under Item 1A of our Annual Report on Form 10-K for the year ended May 31, 2011 as well as any other Risk Factors described in subsequent filings with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Price	Expiration Date	Consideration ($)

06/11	3 accredited investors	Common Stock	1,700,000	850,000	$0.30	06/12	340,000	(a)
07/11	2 accredited investors	Common Stock	1,050,000	525,000	$0.30	07/12	210,000	(a)
08/11	4 accredited investors	Common Stock	1,910,000	955,000	$0.20	08/12	228,500	(a)

(a) Issued for cash consideration.

We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION.

As of September 1, 2011, we entered into employment agreements with our executive officers:  R. David Russell, David K. Young and Thomas S. Hendricks.

The employment agreement for Mr. Russell, our Chairman of the Board of Directors and Chief Executive Officer, provides for the following:

•	a minimum annual base salary of $380,000 and an annual performance bonus of no less than 60% of his annual base salary;
•	a restricted stock grant of 2,500,000 shares of our common stock if he successfully completes a debt restructuring between the Company and Brigus;
•
a restricted stock grant of 1,500,000 shares of our common stock if he completes a recapitalization or financing for the Company in the minimum amount of $5,000,000 within the first 18 months of employment;

•	a cash payment of $100,000 if either restricted stock event described above occurs;
•	an indefinite term;
•	automobile, aircraft, athletic and sport club allowances;
•	in the event of Mr. Russell’s death, a payment to his heirs equal to one year of salary and a one year bonus at 100% of salary and the vesting of all stock options and warrants;
•	in the event of Mr. Russell’s disability, a two-year salary payment and 100% bonus, the vesting of all stock options and health benefits for 36 months; and
•
in the event of a change of control or termination without cause, the vesting of all stock grants, a payment equal to three times the sum of his base salary and a 100% bonus, and cash payment equal to three years of the cost of COBRA health coverage and his automobile/sports club dues.

The employment agreement for Mr. Young, our President and Chief Operating Officer, provides for the following:

•	a minimum annual base salary of $380,000 and an annual performance bonus of no less than 60% of his annual base salary;
•	a restricted stock grant of 2,500,000 shares of our common stock if he successfully completes a debt restructuring between the Company and Brigus;
•
a restricted stock grant of 1,500,000 shares of our common stock if he completes a recapitalization or financing for the Company in the minimum amount of $5,000,000 within the first 18 months of employment;

•	a cash payment of $100,000 if either restricted stock event described above occurs;
•	an indefinite term;
•	automobile, athletic and sport club allowances;
•	in the event of Mr. Young’s death, a payment to his heirs equal to one year of salary and a one year bonus at 100% of salary and the vesting of all stock options and warrants;

•	in the event of Mr. Young’s disability, a two-year salary payment and 100% bonus, the vesting of all stock options and health benefits for 36 months; and
•
in the event of a change of control or termination without cause, the vesting of all stock grants, a payment equal to three times the sum of his base salary and a 100% bonus, and cash payment equal to three years of the cost of COBRA health coverage and his automobile/sports club dues.

The employment agreement for Mr. Hendricks, our Vice President and General Manager, provides for the following:

•	a minimum annual base salary of $175,000;
•	an indefinite term;
•	an automobile allowance;
•	in the event of Mr. Hendricks’ death, the vesting of all stock options; and
•
in the event of a change of control or termination without cause, the vesting of all stock options, a payment equal to three times the sum of his base salary and a 50% bonus, and health coverage for 36 months.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Employment Agreement with R. David Russell dated September 1, 2011
10.2	Employment Agreement with David K. Young dated September 1, 2011
10.3	Employment Agreement with Thomas S. Hendricks dated September 1, 2011
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

CALAIS RESOURCES INC.

October 14, 2011	By:	/s/ David K. Young
David K. Young
President, Chief Operating Officer and
Acting Chief Financial Officer