Form 10-K/A
period 2011-05-31
CALAIS RESOURCES INC
filed 2011-11-18
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.20549
______________________
FORM 10-K/A
Amendment No. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended May 31, 2011

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

EXPLANATORY NOTE

The information contained in this Annual Report on Form 10-K/A amends (1) Item 2 of Part I of the originally filed Annual Report on Form 10-K filed with the SEC on August 29, 2011 (the “Original Report”) to include certain disclosure required by applicable requirements of the British Columbia Securities Commission and (2) Item 15 of Part IV to include the technical reports as exhibits. Currently dated certifications are filed as exhibits to this amended report.

This Annual Report on Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on August 29, 2011.  Accordingly, this Form 10-K/A should be read in conjunction with all of our periodic filings.

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

Table 2-1:  Major Zones of Mineralization
Mineralized Zone	Cross	Caribou	Congo Chief	St. Louis	Northwestern	Silver Point
Crown Point Vein	X
Cross Vein	X
Rare Metals Vein	X
Romeo Vein	X
Juliet Stockwork	X
Anaconda Vein	X
Apache Vein System
South	X
Main	X
Intermediate	X
North	X
Potosi Vein	X
Gold Coin Vein	X
No Name Vein		X	X
Golconda Vein		X
Nelson System Veins
East		X
Intermediate		X

Mineralized Zone	Cross	Caribou	Congo Chief	St. Louis	Northwestern	Silver Point
West		X
Poor Man Vein		X
North Poor Man Vein		X
5-30 Vein		X
Caribou Park Zone		X			X
Pandora Mine Vein		X
St. Louis Vein				X		X

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

Resource Estimation

The Caribou project is without known reserves and the Company’s activities are exploratory in nature. There are no assurances that the Company will identify any economically viable mineral deposits on the Caribou project.

Exploration Programs

The mine is on “care and maintenance” until sufficient capital funding is obtained to initiate our exploration programs and potential restart of operations at the Cross Mine.  The project has remained on “care and maintenance” through the date of this report.

Disclosure to Comply with BCSC Requirements

The following Summary that appears in italicized text below is quoted verbatim from the Updated NI 43-101 Technical Report dated August 29, 2011 prepared by SRK Consulting (U.S.), Inc. and authored by Dr. Bart A. Stryhas, Ph.D., who is named as a Qualified Person (as defined in CNI 43-101) in such report, in order to comply with the requirements of Section 5.4 of Form 51-102F2 of the British Columbia Securities Commission (“BCSC”).  The Company incorporates the detailed disclosure contained in the entire report, which is filed as exhibit 99.3, by this reference.

Investors are advised that while terms such as “measured,” “indicated” and “inferred” mineral resources are recognized and required by Canadian regulations, these terms are not recognized by the U.S. Securities and Exchange Commission.  Accordingly, we will not know whether a commercially viable mineral deposit or a reserve exists on our properties until sufficient and appropriate exploration work is done and a comprehensive evaluation of such work concludes economic and legal feasibility.  The estimation of measured, indicated and inferred mineral resources involves greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves.  U.S. investors are cautioned (i) not to assume that measured or indicated resources will be converted into reserves and (ii) not to assume that estimates of inferred mineral resources exist, are economically minable, or will be upgraded into measured or indicated mineral resources.  It cannot be assumed that the Company will identify any viable mineral resources on its properties or that any mineral reserves, if any, can be recovered profitably, if at all. We will require additional funds in the event any of the Company’s properties are capable of being advanced beyond the exploration stage.

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

Summary

Calais Resources Inc. (Calais) commissioned SRK Consulting (U.S.), Inc. to prepare a NI 43-101 compliant Technical Report on Resources for the Consolidated Caribou Project (the Project) including a description and evaluation of historical exploration work and a resource estimate categorized by Canadian Institute of Mining, Metallurgy and Petroleum (CIM) “Best Practices and Reporting Guidelines” for disclosing mineral exploration information guidelines.  This objective has been met.  The historical data was found to be collected and documented by appropriate techniques and verified by modern standards in sufficient detail to support the mineral resource estimation of this report.

This updated report differs from the NI 43-101 Technical Report on Exploration, Calais Resources Inc., Consolidated Caribou Project, Boulder County, Colorado, USA dated February 8, 2011 in certain portions of the Summary, Section 1 - Introduction, Section 4 – History and the Certificate of Author.  In addition, a Mineral Resource estimate has been included in Section 15 – Mineral Resource Estimates.

Overview

The Project is comprised of 137 patented and 105 unpatented mineral claims which cover approximately 3.5mi2 (9.1km2) within the Grand Island Mining District of Colorado, and is located approximately 21mi (34km) west of the city of Boulder, in Boulder County, Colorado, and approximately 50mi (80km) northwest of the state capital of Denver.  The Grand Island Mining District encompasses at least 15 historic mines including; Boulder County, Potosi, Native Silver, Seven Thirty, Idaho, Silver Point, and St Louis Mines.

The Project is situated within the Front Range of the Southern Rocky Mountains.  Topography is characterized by gentle to moderately sloped hillsides at elevations ranging from 9,000ft (2,743m) to 10,500ft (3,200m) above sea level.  The hills and ridges are covered mainly by residual soil and glacial till, which is drained by gentle to deeply incised creeks.  Outcrop is generally rare, perhaps 5% or less over the entire property.  Climate is considered mountainous continental, typified by frequent change.  Average minimum winter temperatures are 20°F to 30°F

(-7°C to -1°C) and maximum summer temperatures are 65ºF to 75°F (18°C to 24°C).  Annual precipitation averages 18in (381mm) of rain and 139in (3,531mm) of snow.

All Calais Patented Claims carry a 2% NSR royalty until January 27, 2018.  Brigus Gold holds four Notes against Calais’ assets totaling approximately US$10.6million.  These notes are secured by Calais’ Colorado assets.  The forbearance periods for these Notes is June 30, 2011.

The Project has largely been inactive since 1998 due primarily to a lack of capital funding and a mill to process the ore.  However, before the cessation of operations, significant underground development was completed.

Further, the Project holds an active mine permit under the Colorado Division of Reclamation Mining and Safety (CDRMS) Permit M1977410, issued November 3, 1980.  This is a 110(2) permit, which limits ore extraction to 70,000stpy, approximately 200stpd (63,500tpy, approximately 181tpd) and land disturbances to less than 10ac (4ha) total.  The Cross Mine complies with all applicable state and federal regulations as well as contemporaneous reclamation of permitted disturbed areas and surrounding historic mining disturbances.

Geology & Mineralization

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

Precious metals grades in the Project typically run 0.05-1.0oz/st-Au (1.7-34.3g/t-Au) and 0.2-30.0oz/st-Ag (6.8-1,029g/t-Ag).  Weathering has partially oxidized sulfide minerals to all depths tested to date.  The veins are distributed within two main sets, those that strike predominately east-west and those striking north-northeast.  A large number of these veins have been outlined throughout the modern exploration history of the Project.  The major zones of mineralization and their location within the Consolidated Caribou areas are summarized in Table 1.

Table 1:  Major Zones of Mineralization

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

The exploration drilling programs and supporting analytical work completed during the 17-year period between 1982-1998 can support a NI 43-101compliant resource estimation.

These exploration programs mapped, sampled and diamond core drilled extensions to all known veins, discovered several new veins and indicated several areas of anomalous mineralization.  The exploration programs were well thought-out and conducted in a professional manner.  Drilling was conducted by reputable contactors and most of the deeper drillholes were surveyed for downhole deviation.  The core was logged, split and sampled properly.  All samples were analyzed using appropriate assay procedures of the time.  The drill logging and assay results were correctly compiled onto cross-sections.  A total of 181 drillholes totaling 149,102ft (45,446m) were completed over ten years by seven different operators.  The exploration work described above resulted in the delineation of anomalous gold mineralization located within at least 14 veins, each of which average 3ft (1m) in true thickness along 300ft (91m) of strike length and 350ft (107m) of down dip extent.

Mineralogical Test Program

Resource Development Inc., (RDi) completed a metallurgical test program on the Project.  The testwork included sample compositing, composite characterization, Bond’s ball millwork index determination, flotation tests, thickening and filtration studies.  The objectives of the metallurgical study were; (1) to determine if a bulk-sulfide concentrate should be produced or two separate concentrates, namely lead and zinc concentrate, should be produced, and (2) generate data for sizing major equipment for the optimum flowsheet.  This work yielded the following results:

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

Mineral Resource Estimate

The Cross Mine resource estimation is based on information from 116 drillholes totaling 62,384ft combined with an additional 499 continuous channel samples totaling 1,863ft.  The drillhole database was completed and verified by SRK personnel and is determined to be of high quality.  The resource estimation employed wire frame solids shapes of the 14 main veins and a categorical indicator technique to develop a 2.0g/t Au grade shell for mineralization not encompassed by the main veins.  The model blocks are uniform 3.0ft x 3.0ft x 3.0ft cubes and all block grade estimates were made using 3.0ft downhole composites.  An Ordinary Kriging grade estimation algorithm was employed using a minimum of 1 and a maximum of 8 composites with no octant search restriction and no restriction on the number of drillholes.

The results of the resource estimation provided a CIM classified Indicated Mineral Resource of 33kst of material with an average grade of 0.360oz/st Au and an additional Inferred Mineral Resource of 32kst of material with an average grade of 0.335oz/st Au both using a 0.2oz/st Au cut-off.  The quality of the Cross Mine drilling and sampling data is very good and the mineral resource was classified mainly according to the general drillhole spacing and underground sampling on the veins.

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

Disclosure to Comply with BCSC Requirements

The following Summary that appears in italicized text below is quoted verbatim from the Updated NI 43-101 Technical Report dated August 11, 2011 prepared by SRK Consulting (U.S.), Inc. and authored by Dr. Bart A. Stryhas, Ph.D., who is named as a Qualified Person (as defined in CNI 43-101) in such report, in order to comply with the requirements of Section 5.4 of Form 51-102F2 of the BCSC.  The Company incorporates the detailed disclosure contained in the entire report, which is filed as exhibit 99.4, by this reference.

Summary

Introduction

The Manhattan Project is located in Nye County in south central Nevada within the historic Manhattan Mining District.  The project is centered around the historic White Caps Mine that operated continuously from 1906 until 1942, and intermittently from 1942 until 1954.  During the period from 1907 to 1925, the mine is reported to have produced 194,400oz of gold (Ferguson 1924).  An underground fire in 1964, burned down the main shaft and the mine was closed.  The project consists of 28 patented lode mining claims and 187 unpatented lode mining claims.

This report is largely unchanged from the NI 43-101 Technical Report on Exploration, Calais Resources Inc., Manhattan Project, Nye County, Nevada, USA dated February 10, 2011.  Only certain portions of Section 1 - Introduction, Section 20 - Glossary and the Certificate of Author have been updated.

Mineral Titles

The claim package is divided into two areas; the Manhattan South Project Area (MSPA) which includes the historic White Caps Mine, and the Manhattan North Project Area (MNPA).  Overall, the property is comprised of 183 unpatented (3,370ac/1,363ha)) and 28 patented (428ac/173ha) claims, 211 claims in all totaling 3,798ac (1,537ha).

Calais Resources Inc. controls 100% or the Property and can conduct exploration and mining on these claims.  However, MSPA is potentially subject to the following encumbrances:

•
Manhattan Property Joint Venture between NMMI (24.5%) and Calais (75.5%) on 28 patented claims and 56 surviving Selig claims and 29 Argus claims , subject to the NMMI Settlement Agreement (Some claims in the original venture no longer exist, or were conveyed by Anthony Selig to third parties); the NMMI Agreement established claims subject to the agreement;

•	Silenus lien - $2,000,000. It is unclear if this is a valid lien, or applies solely to the NMMI 24.5% interest;

•	NMMI payment - $75,000;

•	Marlow Harvey, et al. – 15,000ft exploration drilling program;

•	Marlow Harvey, et al. – 250k restrictive and 2.5m common stock;

•	White Cap Mines 42 unpatented claims (re-locations of former Selig claims) – Subject to a prior claim location correction and not subject to the NMMI Agreement;

•	WC-114, 115, 116, &117 unpatented claims - titled to Argus Resources, Inc. Possible BLM clerical error as Argus claims have been transferred to Calais under applicable deeds;

•	WC#14, WC#16, WC#18, WC#20, WC#106, WC#108, WC#110, WC#112 and WC# 145 unpatented claims - dual claimed by Calais and Selig;

•	Calais is required to perform annual assessment work obligations;

•	Various deeds of trust on property groups in favor of a former Argus principal;

•	Successive agreements on various of the property groups, some of which appear to be mutually inconsistent or potentially contradictory; and

•	Various liens, defects, encumbrances or limitations revealed in the litigation title commitment or updated commitment.

There are no encumbrances associated with the MNPA claims.

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

The Manhattan North area is an exploration target that was staked in 2004.  This is an area of northwest-southeast striking veins and mineralized shear zones with anomalous gold values.  The gold assays from the outcrop sampling completed by Daniel R. Shawe of the USGS can be found in Open-File Report 86-0459.

Conclusions and Recommendations

The Calais Manhattan Project is a historical producing gold mine with subsequent exploration drilling.  More recent attempts to define a deeper gold resource have been hampered by drilling reverse circulation from surface due to the depth of the mineralization and poor drilling conditions within the overlying rocks.
Further drill testing accompanied by a modern QA/QC program needs to be completed on the MSPA to further test identified targets.  Once the drilling is completed and if significant zones of mineralization are encountered, a resource level NI 43-101 compliant Technical Report should be carried out.

The MNPA is an exploration target that needs further outcrop sampling and surface mapping to help guide a future drill program.  If warranted, a drilling program should then be completed to explore and define the mineralization.  This area is the least advanced portion of the project.

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

14	Code of Business Conduct and Ethics (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2009).
21	List of subsidiaries (Incorporated herein by reference from exhibits filed with the Company’s Form 10-K for the year ended May 31, 2010).
23.1+	Consent of SRK Consulting (U.S.), Inc.
23.2+	Consent of Dr. Bart A. Stryhas, Ph.D.
31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number	Title
31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1+	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2+	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Caribou Property Claims List.
99.2	Manhattan Property Claims List.
99.3+	Updated NI 43-101 Technical Report on Resources - Calais Resources Inc. Consolidated Caribou Project, Boulder County, Colorado, USA dated August 29, 2011 prepared by SRK Consulting (U.S.), Inc.
99.4+	Updated NI 43-101 Technical Report on Exploration - Calais Resources Inc. Manhattan Project, Nye County, Nevada, USA dated August 11, 2011 prepared by SRK Consulting (U.S.), Inc.
_____________________
+ - Filed herewith.
# - Compensatory arrangement.
* - To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALAIS RESOURCES INC.

Date: November 18, 2011	By:	/s/ David K. Young
David K. Young, President