Form 10-Q
period 2011-11-30
CALAIS RESOURCES INC
filed 2012-01-19
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
---------------------------------
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended November 30, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes[X]  No [  ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]  Accelerated filer [  ]   Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [X]

As of January 13, 2012 the registrant had 163,446,422 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED BALANCE SHEETS

	As of
	11/30/2011	5/31/2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$91,869	$913,182
Inventories	18,894	-
Prepaid expenses and other assets	39,898	39,961
Total current assets	150,661	953,143

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Fixed assets, net	28,870	15,313
Total assets	$254,931	$1,043,856

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,265,566	$1,631,568
Convertible debentures, current portion	-	702,964
Notes payable and current portion of long-term debt	10,253,878	10,253,878
Total current liabilities	11,519,444	12,588,410

Royalty interest	150,000	150,000
Convertible debentures, long-term	724,399	-
Environmental remediation liabilities	50,000	50,000
Total liabilities	12,443,843	12,788,410

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 162,196,422 and 149,184,986 shares issued and outstanding as of November 30, 2011 and May 31, 2011, respectively	37,503,729	35,866,729
Deficit accumulated in the exploration stage	(49,485,477)	(47,371,579)
Accumulated other comprehensive loss	(207,164)	(239,704)
Total Shareholders' Deficit	(12,188,912)	(11,744,554)

Total Liabilities and Shareholders' Deficit	$254,931	$1,043,856

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					December 30, 1986
	Three Months Ended November 30,		Six Months Ended November 30,		(inception) through
	2011	2010	2011	2010	November 30, 2011

Revenues	$76,023	$-	$76,023	$-	$76,023

Operating Costs and Expenses
Costs applicable to sales	239,383	-	547,203	-	547,203
General and administrative	789,598	449,430	1,234,491	634,027	13,549,468
Exploration and mine development	21,189	42,238	40,126	58,176	12,422,079
Depreciation and amortization	2,478	99	2,578	99	205,280
Total operating costs and expenses	1,052,648	491,767	1,824,398	692,302	26,724,030

Loss from Operations	(976,625)	(491,767)	(1,748,375)	(692,302)	(26,648,007)

Other (income) and expenses
Loss on impairment	-	-	-	-	9,808,572
Loss (gain) on settlement of debts	107,685	(292,718)	107,685	(312,932)	(3,281,057)
Interest and financing fees	203,738	209,891	410,898	423,423	14,850,243
Foreign currency transaction loss	3,078	110	3,485	110	1,371,356
Other (income) expense	(10)	(156)	(156,545)	(155)	88,356
Total other (income) and expenses	314,491	(82,873)	365,523	110,446	22,837,470

Loss before income taxes	(1,291,116)	(408,894)	(2,113,898)	(802,748)	(49,485,477)
Income tax expense (benefit)	-	-	-	-	-
Net loss	(1,291,116)	(408,894)	(2,113,898)	(802,748)	(49,485,477)

Other comprehensive income (loss) - foreign
currency translation adjustments	34,106	(153,850)	32,540	(166,282)	(207,164)

Comprehensive loss	(1,257,010)	(562,744)	(2,081,358)	(969,030)	(49,692,641)

Basic and diluted weighted-average number of
common shares outstanding	155,926,235	100,618,432	154,801,699	92,973,040
Basic and diluted loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended November 30,		December 30, 1986 (inception) through November 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(2,113,898)	$(802,748)	$(49,485,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	2,578	99	203,613
Non-cash interest expense	209,031	411,639	12,048,931
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	-	1,048,053
Common shares issued for services	138,500	50,000	1,662,941
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Loss (gain) recognized in connection with debt settlement	107,685	(314,877)	(2,991,161)
Gain on sale of property, plant and equipment	(156,500)	-	(151,627)
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	-	456,090
Loss on foreign exchange	3,485	110	1,690,126
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
Increase in inventories	(18,894)	-	(18,894)
Decrease (increase) in prepaid expenses	63	(36,205)	(81,240)
(Decrease) increase in accounts payable and other current liabilities	(575,035)	94,122	1,942,994
Decrease (increase) in other operating assets and liabilities	-	11,082	(202,668)
Net cash used in operating activities	(2,402,985)	(586,778)	(11,976,579)

Cash flows from investing activities:
Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	156,500	-	317,852
Net additions to equipment	(16,135)	(5,464)	(199,677)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash (used in) provided by investing activities	140,365	(5,464)	(17,775,641)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)

	Six Months Ended November 30,		December 30, 1986 (inception) through November 30,
	2011	2010	2011

Cash flows from financing activities:
Proceeds from sale of common shares	$1,498,500	$1,806,300	$23,303,579
Proceeds from sale of private equity	-	-	345,000
Proceeds from borrowings long term-debt	-	-	17,029,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of long term debt	-	-	(11,902,794)
Repayments of debt - convertible debentures	(57,193)	(45,500)	(529,817)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415
Net cash provided by financing activities	1,441,307	1,760,800	28,907,824

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	(821,313)	1,168,558	91,869
Cash at beginning of period	913,182	27,919	-
Cash at end of period	$91,869	$1,196,477	$91,869

Supplemental Cash Flow Information
Interest expense paid in cash	$201,866	$11,783	$1,405,199
Interest received	$-	$-	$3,999
Non-cash financing and investing activity:
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$-	$1,216,049	$4,987,140
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES INC.
(A Mining Company in the Exploration Stage)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Calais Resources Inc. was incorporated under the laws of the Province of British Columbia, Canada, on December 30, 1986.  Calais Resources Inc. and its subsidiaries (collectively with its subsidiaries, referred to herein as “Calais”, “we”, “us” or “our”) are currently in the process of exploring various mineral interests, primarily gold and silver.  We are headquartered in Colorado and have mining interests in Colorado and Nevada.

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

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

NOTE 2 – LIQUIDITY

As of November 30, 2011, we had a working capital deficit of $11,368,783, and for the six months then ended cash used in operating activities amounted to $2,402,985.  To date, we have generated only nominal revenues from operations ($76,023) and have incurred losses since inception resulting in a deficit accumulated during the development stage of $49,485,477 through November 30, 2011.  Further losses are anticipated as we continue to be in the exploration stage, as defined in ASC Topic 915, Development Stage Entities.

Our ability to continue as a going concern depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.  Since inception, we have raised $24,166,994 through the issuance of equity securities and $17,311,960 through the issuance of debt instruments, which has been used primarily to provide operating funds, repay long-term debt, and acquire mineral interests.  Subsequent to November 30, 2011, we have acquired an additional $100,000 through financing, as described more fully in Note

12.  On December 1, 2011, the Brigus note (See Note 5) matured and we have not made payment as of the date of these financial statements.  There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all.  If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities.  Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

Stockpiled ore inventories represent mineralized material that has been mined and hauled to the surface from our Cross Mine.  This inventoried stockpile is ready for shipping for further processing by an outside source.  Stockpiles are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method).

Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale.  Write-downs of stockpiled ore inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months.  Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term.  At November 30, 2011, all ore stockpile inventories were classified as current.

Accrued Vacation

Our full-time employees are entitled to paid vacation, depending on job classification, length of service, and other factors.  A liability has been recorded in the accompanying financial statements for accrued vacation leave.

Revenue Recognition

We have generated limited income from the sale of gold from our ores processed at an offsite third party mill facility.  Revenues from the sale of minerals are recognized when the ores are processed by the third party.

Foreign Currency

We have recorded amounts payable related to a convertible debenture that is denominated in Canadian dollars.  As of November 30, 2011 and May 31, 2011, adjustments resulting from liabilities denominated in a foreign currency have been reported as other comprehensive income in our financial statements.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  During the six months ended November 30, 2011 and 2010, we did not record any impairment expense.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 30, 2012 for the Company).  We do not expect the adoption of ASU 2011-05 to have a material impact on our results of operations, financial condition, or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”).  ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments.  ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (November 30, 2012 for the Company).  We do not expect the adoption of ASU 2011-12 to have a material impact on our results of operations, financial condition, or cash flows.

NOTE 4 – MINERAL INTERESTS

There were no material changes to our mineral properties from those disclosed in the audited annual consolidated financial statements for the year ended May 31, 2011.

During the six months ended November 30, 2011, we began test mining operations at our Cross mine.  We have begun test processing at an out of state facility. We have incurred $547,203 in costs associated with these operations, and have generated revenues of $76,203 for the six months ended November 30, 2011.

On August 11, 2011, we renewed a convertible debenture payable to Aardvark Agencies Inc. “AAI” which contained repurchase rights for interests in our Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728) and AAI’s right to convert that debenture before it is paid (Note 6).

NOTE 5 – DEBT

As of November 30, 2011 and May 31, 2011, we had one outstanding note payable (the “Brigus Note”) in the amount of $10,253,878.  The original maturity date for the note was February 1, 2011.  On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of the debt to June 30, 2011.  On June 8, 2011, we and the note holder extended the maturity of the note through October 31, 2011.  In connection with this forbearance we paid the note holder $1,000,000 which was applied against interest due on the promissory notes.  On October 24, 2011, we and the note holder further extended the maturity of the note through December 1, 2011.  In connection with this forbearance we paid the note holder $200,000 which was applied against interest due on the notes.  The note bears interest at 8% and is secured by a lien on our Caribou property.

We continue to explore financing opportunities related to the December 1, 2011 maturity date of the Brigus Note.  As of November 30, 2011 and May 31, 2011, we have accrued interest in the amount of $299,033 and $1,090,001, respectively.

NOTE 6 – DEBENTURES

A summary of convertible debentures outstanding is as follows:

	November 30, 2011	May 31, 2011
Debenture	$724,399	$702,964
Less: Current portion	-	(702,964)
Long-term portion	$724,399	$-

This debenture is unsecured, non-interest bearing, and initially matured in May 2011.  This debenture is owned by Marlowe Harvey who was the President and a director of ours until he resigned as President in 2000 and as a director in November 2003.  The debenture is convertible into common stock at $1.23 in Canadian Dollars at the holder’s discretion and contains no restrictive covenants.

This debenture matured in May 2011.  On August 11, 2011 the convertible debenture was renewed for a period of ten years maturing on August 31, 2021.  All terms contained in the debenture agreement remain consistent with the original note.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Common Stock   -   We have authorized an unlimited number of common shares of our no par value common stock.  Common shares outstanding as of November 30, 2011 and May 31, 2011 were 162,196,422 and 149,184,986, respectively.

Transactions involving our common stock during the six months ended November 30, 2011 were as follows:

•
We raised $1,498,500 in cash from accredited investors for the sale of units comprising 11,626,668 shares of restricted common stock and warrants to purchase 5,813,335 common shares.  The common stock prices ranged from $0.10 to $0.20 per share and the warrants have an exercise price from $0.20 to $0.30 per share with expiration dates of June 2012 through September 2013.

•
In connection with the issuance of some of the shares mentioned above, as compensation for consulting services we issued 1,385,000 shares of restricted common stock at $0.10 and warrants to purchase 125,000 common shares at an exercise price of $0.30 which expire October 2012.

NOTE 8 – COMMON STOCK WARRANTS

The following table summarizes information about outstanding stock purchase warrants as of November 30, 2011:

	Number of Warrants Outstanding	Exercise Price
Outstanding as of May 31, 2011	31,498,196	$0.12-$0.25
Issued	5,938,335	$0.20-$0.30
Expirations	-
Balance at November 30, 2011	37,436,531	$0.12-$0.30

Exercise Price	Number of Shares	Remaining Contractual Life in Years	Exercise Price Times Number of Shares	Weighted Average Exercise Price
$0.12	20,923,296	1.2	$2,510,795
$0.12	7,000,000	2.4	840,000
$0.12	1,249,900	9.7	149,988
$0.20	5,655,000	0.8	1,131,000
$0.25	233,335	1.8	58,334
$0.25	875,000	8.1	218,750
$0.30	1,500,000	0.6	450,000
	37,436,531		$5,358,867	$0.14

NOTE 9 – LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying warrants outstanding as of November 30, 2011 and 2010 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS

We have frequent transactions with related parties, employees and shareholders holding more than 10% of our outstanding common stock.  Transactions involving related parties during the six months ended November 30, 2011 were as follows:

•
Our notes payable balance as of November 30, 2011 consisted of one note payable to Brigus Gold Corp. (“Brigus”).  When this note was consummated in February 2010, the counterparty to this note was Apollo Gold Corp., a predecessor of Brigus.  Our current CEO, R. David Russell, was the CEO of Apollo Gold Corp. at that time.

•
From time to time, our President and Vice President of Corporate Development incur expenses on behalf of the Company and are reimbursed by us.  As of November 30, 2011, included in accounts payable are amounts due to the officers as reimbursement.  These amounts are not considered to be material.

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

The Company filed its brief in support of the petition by the September 16, 2011 due date.  The SEC filed its brief in opposition by the October 17, 2011 due date and the Company filed its reply brief by the October 31, 2011 due date.  Because the Petition for Review has been filed, the Initial Decision shall not become final until the Commission rules on the Petition.

The British Columbia Securities Commission (“BCSC”) has issued comment letters on the Application and the Company has responded to those comments.  The latest comment letter is dated October 28, 2011 and the Company has filed a response to that letter.

NOTE 12 – SUBSEQUENT EVENTS

We have evaluated all of our activity and have concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the unaudited consolidated financial statements, except as disclosed below.

Common Stock

Since November 30, 2011, we issued 1,000,000 shares of our restricted common stock and 500,000 warrants to purchase our common shares for net cash proceeds of $100,000.

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

In our effort to make the information in this report more meaningful, this Quarterly Report on Form 10-Q and documents incorporated by reference herein (or otherwise made by us or on our behalf) contain both historical and forward-looking statements. Such forward-looking statements are not based on historical facts, but rather reflect the current expectations of our management concerning future results and events. Forward-looking statements are generally accompanied by words such as “estimate,” “project,” “predict,” “believe,” “expect,” “anticipate,” “plan,” “goal” or other similar words or variations that convey the uncertainty of future events or outcomes.   These statements are based on the beliefs and assumptions of our management based on information currently available to us. These statements by their nature are subject to certain risks, uncertainties and assumptions and will be influenced by various factors, some of which are beyond our control.  Actual results could vary materially from future results expressed or implied by such forward-looking statements.  Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, the following risk factors:

•	our ability to execute against our plans;
•	our ability to continue as a going concern;
•	the possible loss of our interest in our Caribou properties if we do not meet our debt obligations;
•	the potential that we will not obtain good title to our Manhattan project;
•	the volatility and low trading volume of our common stock;
•	our ability to secure additional capital;
•	the possibility we may never achieve significant mineral production;
•	the future dilution to our shareholders from future capital-raising activities and payments to employees, directors and consultants;
•	the possibility our Board of Directors may issue authorized and unissued shares of common stock and preferred stock;
•	the effects the penny stock rules may have on the trading of our stock;
•	our dependence on a few key employees;
•	the influence of a few large shareholders on our business;
•	risks associated with our incorporation in Canada;
•	our lack of experience in mining and selling minerals;
•	operational and environmental risks associated with the mining industry;
•	the effect of government regulations on our business;
•	lack of clear title to our mineral prospects;
•	the fact our mineral interests are not yet proven;
•	fluctuation in the prices of gold and silver; and
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

Executive Summary

We are a mineral exploration company engaged directly and indirectly through subsidiaries, in the acquisition and exploration of minerals and metals, primarily gold and silver.  Our business is currently in the exploratory or exploration stage as defined by Accounting Standards Codification (“ASC”) 915-10 and SEC Industry Guide 7 and, to date, our activities have not included development or significant mining operations.  Our primary property is the Caribou project (advanced exploration stage) located in Nederland, Colorado; we also have properties in Nye County, Nevada.

Recent Events

Mining and Milling Operations

During the six months ended November 30, 2011, we began test mining operations at our Cross mine.  We have begun test processing at an out of state facility.  We have incurred $547,203 in costs associated with these operations, and have generated revenues of $76,203 for the six months ended November 30, 2011.

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 note payable through June 30, 2011.  This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property.  On June 8, 2011, we and Brigus Gold Corp. (“Brigus”) extended the maturity under the forbearance to October 31, 2011, under the provision that we pay Brigus at least $1,000,000 on or before June 30, 2011, which would be applied against interest due on the promissory note covered by the Forbearance Agreement.  We paid Brigus $1,000,000 on June 8, 2011 thereby extending the maturity date to October 31, 2011.  On October 24, 2011, we and Brigus further extended the maturity to December 1, 2011.  In connection with this additional forbearance we paid Brigus $200,000 which was applied against interest due on the promissory notes.  As of the date of this report, we had not repaid the Brigus note nor otherwise reached an agreement to extend the note or otherwise settle it.  We are in discussion with Brigus and others to negotiate the repayment of the Brigus note, however, we cannot guarantee that a satisfactory agreement will be reached between Calais and Brigus or any other parties.

Common Stock

During the quarter ended November 30, 2011, we have issued 8,351,668 shares of our restricted common stock as follows:
•	6,966,668 for cash proceeds of $720,000
•	1,385,000 for consulting services valued at $138,500

Since November 30, 2011, we have issued 1,000,000 shares of our restricted common stock and 500,000 warrants to purchase our common shares for net proceeds of $100,000.

New Chief Financial Officer

On October 26, 2011, we appointed Brent E. Timmons as Vice President of Finance and Chief Financial Officer.  Mr. Timmons is a Certified Public Accountant and has 16 years of professional experience, with six years in mining. Mr. Timmons had been with Brigus from April 2005 to September 2011, serving as Vice President and Controller from April 2007 to September 2011.  He was an officer of Brigus when the notes payable due to Brigus were assumed from Elkhorn Goldfields LLC.

Interim Financial Statements

The financial information with respect to the three and six months ended November 30, 2011 and 2010, discussed below, is unaudited.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Results of Operations

During the three months and six months ended November 30, 2011, we generated net losses of $1,291,116 and $2,113,898, respectively, compared to net losses of $408,894 and $802,748 during the three and six month prior periods ended November 30, 2010.  The increases in net losses of $882,222 (216%) and $1,311,150 (163%) result from the start of test mining operations at our Cross mine, as well as higher wages and benefits expense and higher consulting and professional fees in 2011 as compared to 2010, as discussed further below.  In addition, we recognized a gain on settlement of debts in 2010 compared to a loss on such activity in 2011.

Revenues

During the three and six months ended November 30, 2011, we recorded $76,023, our first mineral sales in our history.  Revenues were from the sale of 48.2 ounces of payable gold at an offsite mill at an average price of $1,576 per ounce of gold.  The 48.2 ounces were processed from 112 dry tons of ore at a grade of 0.448 ounces per ton at a 96% recovery rate.

Costs applicable to Sales

During the prior quarter ended August 31, 2011, we resumed test mining operations at our Cross mine.  Consequently, for the three and six months ended November 30, 2011, we incurred costs applicable to sales of $239,383 and $547,203, respectively, as compared to $nil in the corresponding 2010 periods.  The increase in costs applicable to sales increased during the 2011 period as we began ore extraction on our Cross property.  Included in these costs are waste ore removal and mine development costs that must be expensed immediately under generally accepted accounting principles in the U.S. since we report no proven or probable reserves.

General and Administrative Expense

For the three and six months ended November 30, 2011, general and administrative expense was $789,598 and $1,234,491, respectively, as compared to $449,430 and $634,027 in the corresponding 2010 periods.  The increases of $340,168 (76%) and $600,464 (95%) was due to increased consulting and professional fees and increased wages and benefits expense, as discussed below.

Consulting and professional fees.  For the three and six months ended November 30, 2011, consulting and professional fees were $327,151 and $566,309, respectively, compared to $309,698 and $394,183 in the corresponding 2010 periods.  The increases of $17,453 (6%) and $172,126 (44%) is related primarily to accounting and legal services as we continued the process of attempting to regain compliance with our SEC and Canadian reporting requirements.

Wages and benefits expense. For the three and six months ended November 30, 2011, wages and benefits expense amounted to $393,382 and $525,345, respectively, compared to $81,111 and $162,229 in the corresponding 2010 periods.  The increases are a result of the addition of our CEO and Chairman of the Board in January 2011 and renegotiating certain officer’s contracts in September 2011, which included the recognition of a full calendar year of accrued vacation as of November 30, 2011 for those officers.

Other General and Administrative Expenses. Additional increases in general and administrative expenses during fiscal 2011 of $69,067 and $142,836 for the three and six months ended November 30, 2011, respectively, related to increased expenses primarily attributable to the increase in day to day operations of the company and insurance coverage.

Other Income and Expenses

Gain on sale of assets.  During the six months ended November 30, 2011, the Company sold fully depreciated and idle assets for $156,500 in cash proceeds.  The Company recognized the full amount as a gain on sale of assets in its first quarter financial statements, due to the write-down and full depreciation of all assets to zero in prior periods.

Interest and financing fees.  For the three and six months ended November 30, 2011, interest and financing fees were $203,738 and $410,898, respectively, compared to $209,891 and $423,423 in the corresponding 2010 periods.  The interest is related to the Brigus notes.

Liquidity

Because we have not yet commenced our intended primary operations and are not yet generating significant revenues from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities.  During the six months ended November 30, 2011, we issued 11,626,668 shares of our common stock for cash proceeds of $1,498,500.

Net cash flows from operating, investing and financing activities for the six months ended November 30, 2011 and 2010 were as follows:

	2011	2010
Net cash used in operating activities	$(2,402,985)	$(586,778)
Net cash provided by (used in) investing activities	$140,365	$(5,464)
Net cash provided by financing activities	$1,441,307	$1,760,800

As of November 30, 2011, we had a working capital deficit of $11,368,783 and cash of $91,869 while at May 31, 2011 we had a working capital deficit of $11,635,267 and cash of $913,182.  The working capital deficits are primarily attributable to the fact that we have no significant revenues from operations and continue to incur expenses.  We do not expect our working capital deficit to decrease significantly or cash balance to increase significantly in the near future.

Net cash used in operating activities.  Net cash used in operating activities of $2,402,985 and $586,778 for the six month periods ended November 30, 2011 and 2010, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash provided by investing activities.  Net cash provided from investing activities of $140,365 and ($5,464) for the six month periods ended November 30, 2011 and 2010, respectively, resulted primarily from the 2011 sale of fully depreciated and idle equipment.

Net cash provided by financing activities.  Net cash provided by financing activities of $1,441,307 and $1,760,800 for the six month periods ended November 30, 2011 and 2010, respectively, was primarily related to proceeds received from the sale of common stock, partially offset by repayments on convertible debentures.

Going Concern

The report of our independent registered public accounting firm on the financial statements as of and for the year ended May 31, 2011, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern.  As of November 30, 2011, we had an accumulated deficit of $49.5 million and have a working capital deficit of approximately $11.4 million.  We require significant additional funding to commence our plan of operation. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations.  If we are unable to raise funds to repay or to otherwise settle the Brigus note, we may need to curtail current test mining activities at the Cross Mine.

Plan of Operation

For the remainder of our 2012 fiscal year and into 2013, our primary goals are to regain compliance with the SEC and British Columbia Securities Commission (“BCSC”) so that we can apply for a revocation of a 2004 Cease Trade Order from the BCSC.  We intend to continue to raise capital so that we may further explore extraction from our properties which began in August 2011, thereby bringing us out of the exploration stage.  We cannot anticipate our exact cash requirements for the remainder of the fiscal year.  We currently have delinquent debt obligations of  approximately $10.5 principal and interest that was due December 1, 2011 to Brigus and we require a significant amount of capital to continue test mining at our Cross mine.  We are in discussions with Brigus and others to negotiate the repayment of the Brigus note, however, we cannot guarantee that a satisfactory agreement will be reached between Calais and Brigus or any other parties.  In addition, we have ongoing lease payments on our mining properties and general and administrative expenses coupled with compliance related expenses.  We will continue to need to raise capital to fund our operations and to continue to exist.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required by Form 10-Q for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of November 30, 2011, our disclosure controls and procedures are effective to ensure that information require to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended November 30, 2011, we hired a Chief Financial Officer who is now our Principal Financial Officer, while previously, the Principal Executive Officer was also acting Principal Financial Officer.  We also hired qualified accounting staff to maintain our books and records, while previously, we relied on outside consultants to perform these responsibilities.  The changes to our internal control over financial reporting during the quarter ended November 30, 2011 increased our oversight of our books and records and increased the segregation of duties to better control our assets.

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

On August 12, 2011, the Company filed a Petition for Review of the Initial Decision with the SEC.  On August 17, 2011, the SEC granted the Company’s petition for review and the Company filed its brief in support of the petition by the September 16, 2011 due date.  The SEC filed its brief in opposition by the  October 17, 2011 due date and the Company filed its reply brief by the October 31, 2011 due date.  Because the Petition for Review has been filed, the Initial Decision shall not become final until the Commission rules on the Petition.

British Columbia Securities Commission Proceedings

The Company filed a Revocation Application under National Policy 12-202 with the British Columbia Securities Commission (“BCSC”), seeking to revoke the cease trade order that has been in place since February 2005.  The BCSC has issued comment letters on the Application and the Company has responded to those comments.  The latest comment letter is dated October 28, 2011 and the Company has filed a response to that letter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Prices	Expiration Date	Consideration ($)
09/11	6 accredited investors	Common Stock	3,966,668	1,983,335	$0.20-$0.25	09/12-09/13	420,000	(a)
10/11	4 accredited investors	Common Stock	2,000,000	1,000,000	$0.20	10/12	200,000	(a)
11/11	1 accredited investor	Common Stock	1,000,000	500,000	$0.20	11/12	100,000	(a)
10/11	1 consultant	Common Stock	250,000	125,000	$0.30	10/12	25,000	(b)
11/11	2 consultants	Common Stock	1,135,000	-	n/a	n/a	113,500	(b)
(a) Issued for cash consideration.
(b) Issued as compensation for consulting services.

We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

10.1	Extension Agreement with Brigus Gold Corp. dated October 24, 2011 (1)
10.2	Employment Agreement with Brent E. Timmons dated October 26, 2011 (1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.
101*
Financial statements from the Quarterly Report on Form 10-Q of Calais Resources Inc. for the quarter ended November 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statement of Cash Flows; and (iv) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text.

(1) Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated October 24, 2011, filed October 28, 2011.

*   In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAIS RESOURCES INC.

January 19, 2012	By:	/s/ David K. Young
David K. Young
President, Chief Operating Officer

January 19, 2012	By:	/s/ Brent E. Timmons
Brent E. Timmons
Vice President of Finance and Chief Financial Officer