Form 10-Q/A
period 2011-11-30
CALAIS RESOURCES INC
filed 2012-01-20
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
---------------------------------
FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Calais Resource Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended November 30, 2011 (“Form 10-Q”), as filed with the Securities and Exchange Commission on January 19, 2012, is being filed solely to correct an issue with Exhibit 101 to the Form 10-Q, which prevented Exhibit 101 from being accepted with the original Form 10-Q filing.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above.

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

CALAIS RESOURCES INC.

January 20, 2012	By:	/s/ David K. Young
David K. Young
President, Chief Operating Officer

January 20, 2012	By:	/s/ Brent E. Timmons
Brent E. Timmons
Vice President of Finance and Chief Financial Officer