Form 10-Q
period 2012-02-29
CALAIS RESOURCES INC
filed 2012-04-23
CIK 1044650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of April 23, 2012 the registrant had 165,071,422 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION.

CALAIS RESOURCES, INC.

(A Mining Company in the Exploration Stage)

CONSOLIDATED BALANCE SHEETS

	As of
	2/29/2012	5/31/2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,157	$913,182
Inventories	29,843	-
Prepaid expenses and other assets	27,119	39,961
Total current assets	104,119	953,143

Restricted cash	15,400	15,400
Note receivable	60,000	60,000
Fixed assets, net	27,068	15,313
Total assets	$206,587	$1,043,856

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,571,873	$1,631,568
Convertible debentures, current portion	-	702,964
Notes payable due to related parties (Note 10)	42,000	-
Notes payable and current portion of long-term debt (Note 10)	10,253,878	10,253,878
Total current liabilities	11,867,751	12,588,410

Royalty interest	150,000	150,000
Convertible debentures, long-term (Notes 6 and 10)	755,654	-
Environmental remediation liabilities	50,000	50,000
Total liabilities	12,823,405	12,788,410

Shareholders' Deficit
Common stock, no par value, unlimited shares authorized, 164,446,422 and 149,184,986 shares issued and outstanding as of February 29, 2012 and May 31, 2011, respectively	37,708,729	35,866,729
Deficit accumulated in the exploration stage	(50,087,129)	(47,371,579)
Accumulated other comprehensive loss	(238,418)	(239,704)
Total Shareholders' Deficit	(12,616,818)	(11,744,554)

Total Liabilities and Shareholders' Deficit	$206,587	$1,043,856

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.

(A Mining Company in the Exploration Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended		December 30, 1986
	February 29,	February 28,	February 29,	February 28,	(inception) through
	2012	2011	2012	2011	February 29, 2012

Revenues	$7,237	$-	$83,260	$-	$83,260

Operating Costs and Expenses
Costs applicable to sales	159,431	-	706,634	-	706,634
General and administrative	307,815	1,034,855	1,542,306	1,668,883	13,857,283
Exploration and mine development	15,409	61,871	55,535	120,047	12,437,488
Depreciation and amortization	1,802	100	4,380	199	207,082
Total operating costs and expenses	484,457	1,096,826	2,308,855	1,789,129	27,208,487

Loss from Operations	(477,220)	(1,096,826)	(2,225,595)	(1,789,129)	(27,125,227)

Other (income) and expenses
Loss on impairment	-	-	-	-	9,808,572
Loss (gain) on settlement of debts	(82,452)	(2,614,853)	25,233	(2,927,784)	(3,363,509)
Interest and financing fees	206,884	203,227	617,782	626,649	15,057,127
Foreign currency transaction loss	-	1,368,064	3,485	1,368,174	1,371,356
Other (income) expense	-	(581)	(156,545)	(737)	88,356
Total other (income) and expenses	124,432	(1,044,143)	489,955	(933,698)	22,961,902

Loss before income taxes	(601,652)	(52,683)	(2,715,550)	(855,431)	(50,087,129)
Income tax expense (benefit)	-	-	-	-	-
Net loss	(601,652)	(52,683)	(2,715,550)	(855,431)	(50,087,129)

Other comprehensive loss (income) - foreign currency translation adjustments	(31,254)	(1,296,172)	1,286	(1,129,889)	(238,418)

Comprehensive loss	(632,906)	1,243,489	(2,714,264)	274,458	(50,325,547)

Basic and diluted weighted-average number of common shares outstanding	163,265,104	137,426,187	157,612,383	107,627,924
Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.

(A Mining Company in the Exploration Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			December 30, 1986
			(inception) through
	Nine Months Ended February,		February 29,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(2,715,550)	$(855,431)	$(50,087,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion expense	-	-	105,655
Amortization of deferred financing costs	-	-	3,369,936
Depreciation and depletion	4,380	199	205,415
Non-cash interest expense	415,915	613,907	12,255,815
Loss on impairment of mineral properties	-	-	8,824,989
Loss on impairment of investment	-	-	983,583
Common shares issued in connection with trust deed modification	-	-	90,000
Common shares issued in connection with debt settlement	-	-	1,048,053
Common shares issued for services	163,500	753,092	1,687,941
Warrants cancelled for services	-	-	(18,173)
Warrants issued in connection with debt restructure	-	-	155,007
Loss (gain) recognized in connection with debt settlement	25,233	(2,927,785)	(3,073,613)
Gain on sale of property, plant and equipment	(156,500)	-	(151,627)
Loss on disposal of property, plant and equipment	-	-	8,040,143
Loss on abandonment of mineral properties	-	-	300,600
Loss on default of exploration development agreement	-	-	456,090
Loss on foreign exchange	3,485	1,296,172	1,690,126
Environmental remediation liability	-	-	50,000
Changes in operating assets and liabilities:
Increase in inventories	(29,843)	-	(29,843)
(Decrease) increase in prepaid expenses	12,842	(37,565)	(68,461)
(Decrease) increase in accounts payable and other current liabilities	(393,159)	(225,542)	2,124,872
Decrease (increase) in other operating assets and liabilities	-	17,840	(202,668)
Net cash used in operating activities	(2,669,697)	(1,365,113)	(12,243,289)

Cash flows from investing activities:
Purchase of mineral properties & equipment	-	-	(17,481,692)
Dispositions of equipment	156,500	-	317,852
Net additions to equipment	(16,135)	(5,464)	(199,677)
Deferred exploration expenditures	-	-	(143,071)
Deposit on equipment	-	-	(17,880)
Acquisition of shares of subsidiary	-	-	(715,932)
Advance to subsidiary	-	-	(177,875)
Payable under option agreement	-	-	716,481
Refundable deposit on purchase of shares of subsidiary	-	-	(73,847)
Net cash (used in) provided by investing activities	140,365	(5,464)	(17,775,641)

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.

(A Mining Company in the Exploration Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

			December 30, 1986
			(inception) through
	Nine Months Ended February		February 29,
	2012	2011	2012

Cash flows from financing activities:
Proceeds from sale of common shares	$1,678,500	$2,342,500	$23,483,579
Proceeds from sale of private equity	-	-	345,000
Proceeds from debt	42,000	-	17,071,960
Proceeds from borrowing on shareholder note	-	-	282,000
Repayments of debt	-	-	(11,902,794)
Repayments of debt - convertible debentures	(57,193)	(224,227)	(529,817)
Advances to affiliated companies, shareholders and directors	-	-	(106,730)
Restricted cash	-	-	(31,789)
Share subscriptions received in advance	-	-	518,415
Net cash provided by financing activities	1,663,307	2,118,273	29,129,824

Effect of foreign exchange	-	-	936,263

Net change in cash and cash equivalents	(866,025)	747,696	47,157
Cash at beginning of period	913,182	27,919	-
Cash at end of period	$47,157	$775,615	$47,157

Supplemental Cash Flow Information
Interest expense paid in cash	$205,013	$-	$1,408,346
Interest received	$46	$-	$4,045
Non-cash financing and investing activity:
Debt restructuring - warrants issued	$-	$-	$412,407
Common shares issued in connection with debt restructuring and settlement of accrued liabilities	$-	$2,665,604	$4,987,140
Common shares issued for acquisition of property	$-	$-	$32,500
Shares issued for mineral property development	$-	$-	$96,315
Shares issued for repayment of shareholder advances	$-	$-	$9,240,146

See accompanying notes to the unaudited consolidated financial statements.

CALAIS RESOURCES, INC.

(A Mining Company in the Exploration Stage)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

NOTE 2 – LIQUIDITY

As of February 29, 2012, we had a working capital deficit of $11.8 million, and for the nine months then ended cash used in operating activities amounted to $2.7 million.  To date, we have generated only nominal revenues from operations ($83,260) and have incurred losses since inception resulting in a deficit accumulated during the development stage of $50.1 million through February 29, 2012. Further losses are anticipated as we continue to be in the exploration stage, as defined in ASC Topic 915, Development Stage Entities.

Our ability to continue as a going concern depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing. Since inception, we have raised $24,346,944 through the issuance of equity securities and $17,353,960 through the issuance of debt instruments, which has been used primarily to provide operating funds, repay long-term debt, and acquire mineral interests. Subsequent to February 29, 2012, we have acquired an additional $50,000 through issuance of equity securities, as described more fully in Note 12. On December 1, 2011, the Brigus note (see Note 5) matured and we have not made payment as of the date of these financial statements. There is no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to us or at all. If we cannot obtain needed funds for implementing our mine plan after completion of the feasibility study, we may be forced to curtail or cease our activities. Equity financing, if available, may result in substantial dilution to existing stockholders. All of these factors cause substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue as a going concern.

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

Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of stockpiled ore inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. At February 29, 2012, all ore stockpile inventories were classified as current.

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

Foreign Currency

We have recorded amounts payable related to a convertible debenture that is denominated in Canadian dollars. As of February 29, 2012 and May 31, 2011, adjustments resulting from liabilities denominated in a foreign currency have been reported as other comprehensive income in our financial statements.

Impairment of Long-Lived Assets

We review and evaluate long-lived assets for impairment at least once per year, or more often when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the nine months ended February 29, 2012 and February 28, 2011, we did not record any impairment expense.

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

During the nine months ended February 29, 2012, we began test mining operations at our Cross mine. We have begun test processing at an out of state facility. We have incurred $706,634 in costs associated with these operations, and have generated revenues of $83,260 for the nine months ended February 29, 2012.

On August 11, 2011, we renewed a convertible debenture payable to Aardvark Agencies Inc. “AAI” which contained repurchase rights for interests in our Caribou properties, including the price payable for the reacquisition (a total of Cdn$747,728) and AAI’s right to convert that debenture before it is paid (Note 6).

NOTE 5 – DEBT

As of February 29, 2012 and May 31, 2011, we had one outstanding note payable (the “Brigus Note”) in the amount of $10,253,878. The original maturity date for the note was February 1, 2011. On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of the debt to June 30, 2011.

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

We continue to explore financing opportunities related to the December 1, 2011 maturity date of the Brigus Note. As of February 29, 2012 and May 31, 2011, we have accrued interest in the amount of $505,796 and $1,090,001, respectively.

On March 23, 2012, Calais received a default notice from the note holder demanding payment of all principal and interest by March 29, 2012.  We are in discussion with the note holder and the note holder has not begun any legal proceedings as of the date of these financial statements.

NOTE 6 – DEBENTURES

A summary of convertible debentures outstanding is as follows:

	February 29, 2102	May 31, 2011
Debenture	$755,654	$702,964
Less: Current portion	-	(702,964)
Long-term portion	$755,654	$-

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

NOTE 7 – SHAREHOLDERS’ DEFICIT

Common Stock - We have authorized an unlimited number of common shares of our no par value common stock. Common shares outstanding as of February 29, 2012 and May 31, 2011 were 164,446,422 and 149,184,986, respectively.

Transactions involving our common stock during the nine months ended February 29, 2012 were as follows:

•	We raised $1,678,500 in cash from accredited investors for the sale of units comprising 13,626,668 shares of restricted common stock and warrants to purchase 6,813,335 common shares. The common stock prices ranged from $0.08 to $0.20 per share and the warrants have an exercise price from $0.20 to $0.30 per share with expiration dates of June 2012 through February 2015.

•	In connection with the issuance of some of the shares mentioned above, as compensation for consulting services we issued 1,635,000 shares of restricted common stock at $0.10 and warrants to purchase 250,000 common shares at an exercise price of $0.30 with expiration dates of October 2012 through December 2012.

NOTE 8 – COMMON STOCK WARRANTS

The following table summarizes information about outstanding stock purchase warrants as of February 29, 2012:

	Number of Warrants Outstanding	Exercise Price
Outstanding as of May 31, 2011	31,498,196	$0.12-$0.25
Issued	7,063,335	$0.20-$0.30
Expirations	-
Balance at February 29, 2012	38,561,531	$0.12-$0.30

Exercise Price	Number of Shares	Remaining Contractual Life in Years	Exercise Price Times Number of Shares	Weighted Average Exercise Price
$0.12	20,923,296	1.2	$2,510,795
$0.12	7,000,000	2.4	840,000
$0.12	1,249,900	9.7	149,988
$0.20	6,655,000	1.0	1,331,000
$0.25	233,335	1.5	58,334
$0.25	875,000	7.8	218,750
$0.30	1,625,000	0.5	487,500
	38,561,531		$5,596,367	$0.15

NOTE 9 – LOSS PER SHARE

Basic loss per share is computed by dividing income available to common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential of securities that could share in our earnings. All of the common shares underlying warrants outstanding as of February 29, 2012 and February 28, 2011 were excluded from diluted weighted average shares outstanding for each of the respective years because their effects were considered anti-dilutive.

NOTE 10 – RELATED PARTY TRANSACTIONS

We have frequent transactions with related parties, employees and shareholders holding more than 10% of our outstanding common stock. Transactions involving related parties during the nine months ended February 29, 2012 were as follows:

•	Notes payable due to related parties consist of $20,000 principal due to the Chief Financial Officer, Brent E. Timmons, and $22,000 principal due to the former Chief Executive Officer, R. David Russell. Both of these notes bear interest at 12.0% and are secured by future gold production.
•	Our notes payable balance as of February 29, 2012 consisted of one note payable to Brigus Gold Corp. (“Brigus”). When this note was consummated in February 2010, the counterparty to this note was Apollo Gold Corp., a predecessor of Brigus. Our former CEO, R. David Russell, was the CEO of Apollo Gold Corp. at that time.
•	From time to time, our President and Vice President of Corporate Development incur expenses on behalf of the Company and are reimbursed by us. As of February 29, 2012, included in accounts payable are amounts due to the officers as reimbursement. These amounts are not considered to be material.
•	The Canadian-dollar denominated convertible debenture (Note 6) is owned by a company related to a shareholder and former director.

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

Common Stock

Since February 29, 2012, we issued 625,000 shares of our restricted common stock and 312,500 warrants to purchase our common shares for net proceeds of $50,000.

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

Recent Events

Mining and Milling Operations

During the nine months ended February 29, 2012, we began test mining operations at our Cross mine. We have begun test processing at an out of state facility. We have incurred $706,634 in costs associated with these operations, and have generated revenues of $83,260 for the nine months ended February 29, 2012. We need to accumulate approximately 500 tons of ore before the offsite mill will process another batch of the Cross mine ore. We had 205 tons of ore stockpiled as of February 29, 2012.

Note Payable

On January 15, 2011, we received forbearance under the terms of an agreement effectively extending the maturity date of our 8% $10,253,878 note payable through June 30, 2011. This note was originally due on February 1, 2011 and is secured by a lien on our Caribou property. On June 8, 2011, we and Brigus Gold Corp. (“Brigus”) extended the maturity under the forbearance to October 31, 2011, under the provision that we pay Brigus at least $1,000,000 on or before June 30, 2011, which would be applied against interest due on the promissory note covered by the Forbearance Agreement. We paid Brigus $1,000,000 on June 8, 2011 thereby extending the maturity date to October 31, 2011. On October 24, 2011, we and Brigus further extended the maturity to December 1, 2011. In connection with this additional forbearance we paid Brigus $200,000 which was applied against interest due on the promissory notes. As of the date of this report, we had not repaid the Brigus note nor otherwise reached an agreement to extend the note or otherwise settle it. On March 23, 2012, we received a default notice from Brigus demanding payment of all principal and interest by March 29, 2012. We are in discussion with Brigus and Brigus has not begun any legal proceedings as of the date of this report. We are in discussions with Brigus and others to negotiate the repayment of the Brigus note, however, we cannot guarantee that a satisfactory agreement will be reached between Calais and Brigus or any other parties.

Common Stock

During the quarter ended February 29, 2012, we have issued 2,250,000 shares of our restricted common stock as follows:

•	2,000,000 for cash proceeds of $180,000
•	250,000 for consulting services valued at $25,000

Departure of Chief Executive Officer

On February 10, 2012, R. David Russell resigned as Chief Executive Officer and Chairman of the Board for personal reasons. David K. Young, our President and COO, is serving as the interim CEO.

Interim Financial Statements

The financial information with respect to the three and nine months ended February 29, 2012 and February 28, 2012, discussed below, is unaudited. In the opinion of management, such information contains all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for such periods.  The results of operations for interim periods are not necessarily indicative of the results of operations for the full fiscal years.

Results of Operations

During the three months and nine months ended February 29, 2012, we generated net losses of $601,652 and $2,715,550, respectively, compared to net losses of $52,683 and $855,431 during the three and nine month prior periods ended February 28, 2011. The increases in net losses of $548,969 (1042%) and $1,860,119 (217%) result from the start of test mining operations at our Cross mine, as well as higher wages and benefits expense and higher consulting and professional fees in 2011 as compared to 2010, as discussed further below.

Revenues

During the three and nine months ended February 29, 2012, we recorded revenues of $7,237 and $83,260, respectively, our first mineral sales in our history. Revenues were from the sale of 52.6 ounces of payable gold at an offsite mill at an average price of $1,589 per ounce of gold. The 52.6 ounces were processed from 134 dry tons of ore at a grade of 0.428 ounces per ton at a 96% recovery rate. The revenues from the three months ended February 29, 2012 were from stockpiles already delivered to an offsite mill and we need to accumulate approximately 500 tons of ore before the offsite mill will process another batch of our ores. We had 205 tons of ore stockpiled as of February 29, 2012.

Costs applicable to Sales

During the prior quarter ended November 30, 2011, we resumed test mining operations at our Cross mine. Consequently, for the three and nine months ended February 29, 2012, we incurred costs applicable to sales of $159,431 and $706,634, respectively, as compared to $nil in the corresponding 2011 periods. The increase in costs applicable to sales increased during the 2012 period as we began ore extraction on our Cross mine property. Included in these costs are waste ore removal and mine development costs that must be expensed immediately under generally accepted accounting principles in the U.S. since we report no proven or probable reserves.

General and Administrative Expense

For the three and nine months ended February 29, 2012, general and administrative expense was $307,815 and $1,542,306, respectively, as compared to $1,034,855 and $1,668,883 in the corresponding 2011 fiscal periods. The decreases of $727,040 (70%) and $126,577 (8%) were the result of higher costs in the prior year for fund raising activities and for accounting costs as we began the process of attempting to regain compliance with SEC reporting requirements as discussed further below.

Consulting and professional fees. For the three and nine months ended February 29, 2012, consulting and professional fees were $68,286 and $533,023, respectively, compared to $837,161 and $1,231,345 in the corresponding 2011 fiscal periods. The respective decreases in fiscal 2012 of $837,161 (92%) and $1,231,345 (57%) is related primarily to fundraising activities that took place in the prior year through outside consultants and accounting and legal services as we began the process of attempting to regain compliance with our SEC and Canadian reporting requirements and we hired a CFO and additional accounting staff to manage some of those accounting functions in house.

Wages and benefits expense. For the three and nine months ended February 29, 2012, wages and benefits expense amounted to $298,192 and $823,537, respectively, compared to $104,566 and $266,783 in the corresponding 2011 fiscal periods. The increases are a result of the addition of our CEO and Chairman of the Board in January 2011 and renegotiating certain officer’s contracts in September 2011, which included the recognition of a full calendar year of accrued vacation as of February 29, 2012 for those officers. Additionally, we added our CFO and other accounting staff while we discontinued using outside services for accounting and financial statement preparation.

Other Income and Expenses

Gain on sale of assets. During the nine months ended February 29, 2012, the Company sold fully depreciated and idle assets for $156,500 in cash proceeds. The Company recognized the full amount as a gain on sale of assets in its first quarter financial statements, due to the write-down and full depreciation of all assets to zero in prior periods.

Interest and financing fees. For the three and nine months ended February 29, 2012 and February 28, 2011, interest and financing fees were $206,884 and $617,782, respectively, compared to $203,227 and $626,649 in the corresponding 2011 periods. The interest is related to the Brigus notes.

Liquidity

Because we have not yet commenced our intended primary operations and are not yet generating significant revenues from any source, our liquidity is completely reliant on our ability to generate cash through capital-raising activities. During the nine months ended February 29, 2012, we issued 13,626,668 shares of our common stock for cash proceeds of $1,678,500.

Net cash flows from operating, investing and financing activities for the nine months ended February 29, 2012 and February 28, 2011 were as follows:

	2012	2011
Net cash used in operating activities	$(2,669,697)	$(1,365,113)
Net cash provided by (used in) investing activities	$140,365	$(5,464)
Net cash provided by financing activities	$1,663,307	$2,118,273

As of February 29, 2012, we had a working capital deficit of $11.8 million and cash of $47,157 while at May 31, 2011 we had a working capital deficit of $11.6 million and cash of $913,182. The working capital deficits are primarily attributable to the fact that we have no significant revenues from operations and continue to incur expenses. We do not expect our working capital deficit to decrease significantly or cash balance to increase significantly in the near future.

Net cash used in operating activities. Net cash used in operating activities of $2,669,697 and $1,365,113 for the nine months ended February 29, 2012 and February 28, 2011, respectively, are attributable to our net income adjusted for non-cash charges as presented in the consolidated statements of cash flows and changes in working capital as discussed above.

Net cash provided by investing activities. Net cash provided by (used in) investing activities of $140,365 and ($5,464) for the nine months ended February 29, 2012 and February 28, 2011, respectively, resulted primarily from the 2011 sale of fully depreciated and idle equipment.

Net cash provided by financing activities. Net cash provided by financing activities of $1,663,307 and $2,118,273 for the nine months ended February 29, 2012 and February 28, 2011, respectively, was primarily related to proceeds received from the sale of common stock, partially offset by repayments on convertible debentures.

Going Concern

The report of our independent registered public accounting firm on the financial statements as of and for the year ended May 31, 2011, includes an explanatory paragraph relating to the significant doubts about our ability to continue as a going concern. As of February 29, 2012, we had an accumulated deficit of $50.2 million and have a working capital deficit of approximately $11.8 million. We require significant additional funding to commence our plan of operation. Our ability to establish ourselves as a going concern is dependent upon our ability to obtain additional funding in order to finance our planned operations. If we are unable to raise funds to repay or to otherwise settle the Brigus note, we will need to curtail current test mining activities at the Cross mine.

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

During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of February 29, 2012, our disclosure controls and procedures are effective to ensure that information require to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that has materially affected, or is reasonably likely to affect, our increased our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

				Warrants
Date of Sale	Name of Purchaser	Title of Securities	Shares of Stock	Number of Warrants	Exercise Prices	Expiration Date	Consideration ($)
12/11	1 consultant	Common Stock	250,000	125,000	$0.30	12/12	25,000	(a)
12/11	1 accredited investors	Common Stock	1,000,000	500,000	$0.20	12/12	100,000	(b)
02/12	3 accredited investors	Common Stock	1,000,000	500,000	$0.20	02/15	80,000	(b)

(a) Issued as compensation for consulting services.

(b) Issued for cash consideration.

We relied upon the exemption from registration contained in Section 4(2) of the Securities Act, as these persons were deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in our business and had access to the kind of information which registration would disclose.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

We are the operator of the Cross mine, which includes an underground mine located in Nederland, Colorado. We are currently performing test mining and evaluating the development of the mine for production. We have had no mine safety violations or other regulatory matters to report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALAIS RESOURCES, INC.

April 23, 2012	By: /s/ David K. Young
David K. Young
President, Chief Operating Officer

April 23, 2012	By: /s/ Brent E. Timmons
Brent E. Timmons
Vice President of Finance and Chief Financial Officer

